Form 10-Q
period 2005-03-31
Bois d Arc Energy, Inc.
filed 2005-06-20
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32494

BOIS d’ARC ENERGY, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	76-0560383 (I.R.S. Employer Identification Number)

600 Travis Street, Suite 5200, Houston, Texas 77002
(Address of principal executive offices)

Telephone No.: (713) 228-0438

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

     Yes ☐ No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐ No ☑

     The number of shares outstanding of the registrant’s common stock, par value $.01, as of June 17, 2005 was 64,155,000.

BOIS d’ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2005

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets - March 31, 2005 and December 31, 2004	3

Consolidated and Combined Statements of Operations - Three Months ended March 31, 2005 and 2004	4

Consolidated Statement of Changes in Members’ Equity - Three Months ended March 31, 2005	5

Consolidated and Combined Statements of Cash Flows - Three Months ended March 31, 2005 and 2004	6

Notes to Consolidated and Combined Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

Item 4. Controls and Procedures	21

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	22
Articles of Incorporation
Credit Agreement
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Form of Stock Option
Form of Restricted Stock Grant

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTORY NOTE

On May 10, 2005, Bois d’Arc Energy, LLC converted from a limited liability company to a corporation and changed its name to Bois d’Arc Energy, Inc. All of the financial results reported in this Form 10-Q predate this conversion.

In December 1997, Comstock Offshore LLC (“Comstock Offshore”), an indirect wholly owned subsidiary of Comstock Resources, Inc. (“Comstock”), acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Bois d’Arc Resources was a predecessor in interest to Bois d’Arc Resources, Ltd., an entity owned by two of our executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico. The accompanying combined financial statements for the three months ended March 31, 2004 present the combined financial condition and combined results of operations of Comstock Offshore and Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’ Arc Participants”) as they relate to the properties contributed to us and are referred to in this report as the “Combined Bois d’Arc Energy, LLC Predecessors”.

Bois d’Arc Energy, LLC (“Bois d’Arc Energy” or the “Company”) was formed on July 16, 2004 (“Inception”) by Comstock Offshore and the Bois d’Arc Participants. The accompanying consolidated financial statements of Bois d’Arc Energy, LLC present the consolidated financial condition and consolidated results of operations of the Company as of December 31, 2004 and March 31, 2005 and for the three months ended March 31, 2005 and are referred to in this report as “Bois d’Arc Energy, LLC”.

BOIS d’ARC ENERGY, LLC

CONSOLIDATED BALANCE SHEET

Unaudited

	March 31,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash and Cash Equivalents	$3,949	$2,416
Accounts Receivable:
Oil and gas sales	13,443	9,140
Joint interest operations	5,367	5,558
Prepaid Expenses	1,566	1,476

Total current assets	24,325	18,590
Oil and Gas Properties, using successful efforts accounting:
Proved properties	293,194	291,227
Unproved properties	8,152	8,566
Wells and related equipment and facilities	480,845	444,403
Accumulated depreciation, depletion and amortization	(244,577)	(233,243)

Net oil and gas properties	537,614	510,953
Other Property and Equipment, net of accumulated depreciation of $1,484 and $1,436 at March 31, 2005 and December 31, 2004, respectively	743	524
Other Assets	776	516

	$563,458	$530,583

LIABILITIES AND EQUITY

Accounts Payable	$18,307	$20,103
Accrued Expenses	15,113	14,676

Total current liabilities	33,420	34,779
Payable to Parent Company	164,096	148,066
Reserve for Future Abandonment Costs	29,395	28,253
Commitments and Contingencies
Members’ Equity:
Class A Units, 10,000 units issued and outstanding	10	10
Class B Units, 50,000,000 units issued and outstanding	304,227	304,227
Retained earnings	32,310	15,248

Total members’ equity	336,547	319,485

	$563,458	$530,583

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005
COMBINED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004
Unaudited

(In thousands)

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, LLC	Predecessors
	Three Months Ended
	March 31,
	2005	2004
Oil and gas sales	$43,476	$29,908
Operating expenses:
Oil and gas operating	7,707	7,667
Exploration	3,136	2,433
Depreciation, depletion and amortization	11,821	9,987
General and administrative, net	2,027	667

Total operating expenses	24,691	20,754

Income from operations	18,785	9,154
Other income (expense):
Interest income	45	35
Interest expense	(1,768)	(2,158)

Total other income (expense)	(1,723)	(2,123)

Net income	$17,062	$7,031

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

For the Three Months Ended March 31, 2005
Unaudited

(In thousands)

	Class A	Class B	Retained
	Units	Units	Earnings	Total
Balance at January 1, 2005	$10	$304,227	$15,248	$319,485
Net income	—	—	17,062	17,062

Balance at March 31, 2005	$10	$304,227	$32,310	$336,547

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005
COMBINED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004
Unaudited

(In thousands)

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, LLC	Predecessors
	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,062	$7,031
Adjustments to reconcile net income to net cash provided by operating activities:
Dry holes and lease impairments	—	1,802
Depreciation, depletion and amortization	11,821	9,987
Equity based compensation	1,357	—
(Increase) decrease in accounts receivable	(4,112)	60
(Increase) decrease in prepaid expenses	(90)	373
Increase (decrease) in accounts payable and accrued expenses	(2,716)	3,906

Net cash provided by operating activities	23,322	23,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,819)	(42,448)

Net cash used for investing activities	(37,819)	(42,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from parent company	16,030	16,153
Principal payments on bank loan	—	(778)
Contributions by equity owners	—	208

Net cash provided by financing activities	16,030	15,583

Net increase in cash and cash equivalents	1,533	(3,706)
Cash and cash equivalents at Beginning of Period	2,416	22,019

Cash and cash equivalents at End of Period	$3,949	$18,313

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) Organization

     Bois d’Arc Energy, LLC (“Bois d’Arc Energy” or the “Company”) is engaged in the discovery and production of oil and natural gas in the Gulf of Mexico. The Company was formed on July 16, 2004 (“Inception”) by Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’ Arc Participants”) and Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock Resources, Inc. (“Comstock”).

     In December 1997, Comstock Offshore acquired from a predecessor of Bois d’Arc Resources, Ltd. and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Subsequent to the acquisition, the predecessor to Bois d’Arc Resources, Ltd. was dissolved and Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd. (collectively, “Bois d’Arc”) were created. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.

     On July 16, 2004, Bois d’Arc Energy was formed to replace the joint exploration venture. Each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. Each contributor’s properties were evaluated by the Company’s independent petroleum consultants. Using these evaluations, the equity interests issued in exchange for the contributions were determined by using the valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties as well as ownership of Bois d’Arc Offshore, Ltd., the operator of the properties, and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

     The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
Energy
(In thousands)
Cash	$17,030
Other current assets	21,992
Property and equipment, net	482,697

Total assets	521,719

Current liabilities and bank loan	(66,788)
Payable to parent company	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	345,311
Cash distributed	(41,084)

Net contribution	$304,227

(2) Summary of Significant Accounting Policies

     Accounting policies used by Bois d’Arc Energy reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.

     Basis of Presentation

     The accompanying financial statements reflect the combined operations of the Bois d’Arc Energy Predecessors which commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy Predecessors combined their respective Gulf of Mexico offshore properties into the Company, a newly formed limited liability company. Comstock Offshore and Bois d’Arc Resources have conducted joint exploration activities over the last six and one-half years and have interests in the same offshore properties. The ownership in the Company was based on the relative values of the properties that each entity contributed at the time of formation, approximately 59.9% by Comstock and 40.1% by the Bois d’Arc Participants. The Company’s operating agreement provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, the Company is jointly controlled and managed. There is an ongoing interest of both companies in the partnership and a sharing of management.

     The substance of the formation of the Company was that these companies pooled their separate interests in various properties for a single interest in an entity (the Company) that holds all of their separate offshore properties. Management of the resulting joint venture is consistent with that in place during the term of the joint exploration venture. The Company has continued to account for Comstock Offshore and Bois d’Arc Resources as a joint venture and the net assets of the predecessors were recorded at historical cost on the formation. The

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

accompanying combined financial statements of the Bois d’Arc Energy Predecessors present the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to the Company on a combined basis.

     In management’s opinion, the accompanying unaudited consolidated and combined financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the related results of operations and cash flows of the Company and the Bois d’Arc Energy Predecessors for the three months ended March 31, 2005 and 2004, respectively.

     The accompanying unaudited consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

     The results of operations for the three months ended March 31, 2005 are not necessarily an indication of the results expected for the full year.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Bois d’Arc Energy and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its consolidated financial statements.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates. Changes in the future estimated oil and natural gas reserves or the estimated future cash flows attributable to the reserves that are utilized for impairment analysis could have a significant impact on the future results of operations.

     Concentration of Credit Risk and Accounts Receivable

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. Bois d’Arc Energy places its cash with high credit quality financial institutions. Substantially all of Bois d’Arc Energy’s accounts receivable are due from either purchasers of oil and natural gas or participants in oil and natural gas wells for which Bois d’Arc Energy serves as the operator. Generally, operators of oil and natural gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company’s credit losses consistently have been within management’s expectations. Bois d’Arc Energy has not had any credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable, accrued expenses and payable to parent company approximate fair value due to the short maturity of these instruments.

     Property and Equipment

     Bois d’Arc Energy follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and natural gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Wells sharing common production platforms and facilities comprise the cost centers which are used for amortization purposes. The estimated future costs of dismantlement, restoration and abandonment are included in the combined balance sheets in the reserve for future abandonment costs and expensed as part of depreciation, depletion and amortization expense. Costs incurred to acquire oil and gas leases are capitalized. Unproved oil and natural gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and natural gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and natural gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and natural gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

     In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. There was no indication of an impairment in three months ended March 31, 2005 and 2004. Other property and equipment consists primarily of work boats, computer equipment and furniture and fixtures, which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

     Revenue Recognition and Gas Balancing

     Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at March 31, 2005 and 2004.

     General and Administrative Expense

     General and administrative expense was reduced by operating fee income of $0.8 million and $1.0 million received by the Company for the three months ended March 31, 2005 and 2004, respectively. The operating fee income is a reimbursement of the Company’s general and

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

administrative expense. General and administrative expenses for the three months ended March 31, 2005 include $60,000 paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement. The operating fee income is a reimbursement of the Company’s general and administrative expense.

     As the parent of Comstock Offshore, Comstock provided certain general and administrative services for Comstock Offshore. For the three months ended March 31, 2004, $0.9 million of Comstock’s general and administrative expenses were allocated to Comstock Offshore by Comstock based on the percentage of sales of Comstock Offshore as compared to the consolidated sales of all of Comstock’s subsidiaries. Management of Comstock believes this allocation method is reasonable and appropriate for attributing corporate overhead costs to the activities of its operating subsidiaries. Management estimates that the allocated costs would have been similar if Comstock Offshore had operated as an unaffiliated entity.

     Equity-based Compensation

     The Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

     Income Taxes

     The Bois d’Arc Energy Predecessors are either individuals, partnerships or limited liability companies that pass through their taxable income to their owners. Bois d’Arc Energy is a limited liability company that passes through its taxable income to its unit owners. Accordingly, no provision for federal or state corporate income taxes has been made in the accompanying consolidated financial statements.

     Statements of Cash Flows

     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest expense was $1,768,000 and $110,000 for the three months ended March 31, 2005 and 2004, respectively.

     Asset Retirement Obligations

     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Future abandonment liability at beginning of period	$28,253	$24,876
Accretion expense	439	381
Liabilities assumed and new wells drilled	921	—
Liabilities settled	(218)	406

Future abandonment liability at end of period	$29,395	$25,663

(3) Bank Loan

     Bois d’Arc Resources, Ltd. entered into a loan agreement with a bank in January 2000. The loan agreement provided for borrowings of up to $14.0 million, which was to be repaid in twenty-four equal monthly installments beginning on April 1, 2004. Interest was payable monthly at the bank’s prime rate plus 1/2%. The loan was refinanced on July 16, 2004, in connection with the formation of Bois d’Arc Energy with borrowings under the credit facility provided to the Company by Comstock.

(4) Payable to Parent Company

     Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. There were no repayment terms established by Comstock for its wholly-owned subsidiary. Interest expense has been included in the accompanying financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. The accompanying financial statements include interest expense of $2.0 million for the three months ended March 31, 2004, related to the advances from Comstock to Comstock Offshore. The payable to Comstock was refinanced in its entirety on the date of the Company’s formation by the contribution of $262.5 million to the equity of the Company and by $83.2 million in borrowings under the Company’s $200.0 million credit facility provided by Comstock in connection with its formation, which was to mature on April 1, 2006. Approximately $164.1 million was outstanding on the line of credit as of March 31, 2005. Borrowings under the credit facility bear interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $1.8 million was charged by Comstock under the credit facility during the three months ended March 31, 2005.

(5) Members’ Equity

     As of March 31, 2005, Bois d’Arc Energy had three classes of membership units - class A, class B and class C units. Class A units represent an interest in the capital of the Company but no interest in the profits of the Company and have voting rights. Class B units represent an interest in the capital and profits of the Company and have no voting or other decision-making rights except as required by applicable law. Class C units represent an interest only in the profits of the Company and have no voting or other decision-making rights except as required by applicable law.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

(6) Long-term Incentive Plan

     On July 16, 2004, the unit holders approved the 2004 Long-term Incentive Plan (the “Incentive Plan”) for management including officers, directors, employees and consultants. The Incentive Plan authorizes the grant of non-qualified options to purchase Class B units and the grant of restricted Class C units. The options under the Incentive Plan have contractual lives of ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding Class B units.

     The following table summarizes the options to purchase Class B units that have been awarded under the Incentive Plan and were outstanding at March 31, 2005:

	Number of Options
	Granted and	Weighted Average	Number of Options
Exercise Price	Outstanding	Remaining Life	Exercisable
		(years)
$6.00	2,800,000	9.5	—(1)

(1)	The options vest over five years with service to the Company.

     Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units without cost to the recipient. The restrictions on the Class C units lapse over a five year period. The Class C units are entitled to participate in the appreciation of the Company’s value and can convert to a maximum of one-half of a Class B unit. As of March 31, 2005 restricted Class C unit awards were outstanding for 4,290,000 units. These Class C units could convert to a maximum of 2,145,000 Class B units based on the future value of the Company.

     The fair value of the Incentive Plan awards was initially determined by the Board of Managers as $4.55 per option to acquire the Class B units and $3.40 per Class C unit. Equity-based compensation expense of $1.4 million was recognized in the three months ended March 31, 2005 for the Incentive Plan awards and is included in general and administrative expenses in the accompanying consolidated statement of operations.

(7) Commitments and Contingencies

     Guarantees of Comstock Debt

     In consideration for the $200.0 million credit facility provided by Comstock, Bois d’Arc Energy and each of its subsidiaries agreed to become guarantors of Comstock’s 6 7/8% senior notes due 2012, of which $175.0 million principal amount is outstanding. Bois d’Arc Energy was also a guarantor of and had agreed to pledge substantially all of its assets with respect to Comstock’s $400.0 million bank credit facility. The bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At March 31, 2005, Comstock had $254.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of March 31, 2005.

BOIS d’ARC ENERGY, LLC
BOIS d’ARC ENERGY, LLC PREDECESSORS

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)

     Contingencies

     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(8) Related Party Transactions

     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc paid this entity $122,000 for accounting services for the three months ended March 31, 2004. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. In addition, Bois d’Arc Energy also paid $49,000 to this entity for services provided in three months ended March 31, 2005.

     Bois d’Arc Energy entered into a new service agreement with Comstock pursuant to which Comstock provides accounting services for $240,000 annually beginning in July 2004. Bois d’Arc Energy paid $60,000 to Comstock for accounting services provided in the three months ended March 31, 2005.

(9) Subsequent Events

     On May 11, 2005, Bois d’Arc Energy completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. The Company sold 12.0 million shares of common stock and received net proceeds of $143.6 million and a selling stockholder sold 1.5 million shares. On May 10, 2005, Bois d’Arc Energy, LLC converted from a limited liability company to a corporation and changed its name to Bois d’Arc Energy, Inc.

     On May 11, 2005, the Company also entered into a new $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the new credit facility are limited to a borrowing base that was initially set at $100.0 million and thereafter is redetermined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base will be at the sole discretion of the administrative agent and the bank group. The credit facility will mature on May 11, 2009. Borrowings under the new credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the new credit facility is secured by substantially all of the Company’s and its subsidiaries assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. Bois d’Arc Energy repaid the outstanding balance under the credit facility provided by Comstock out of the net proceeds of the initial public offering and borrowings under the new credit facility and was released as a guarantor of Comstock’s debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.

     Overview

     Our Business. We were formed in July 2004. We are a growing independent exploration company engaged in the discovery and production of oil and natural gas in the outer continental shelf of the Gulf of Mexico. As of December 31, 2004, we owned interests in 104 (68.9 net to us) producing oil and natural gas wells in the federal and state waters of the Gulf of Mexico. We operate 82 of the 104 producing wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this primary goal, we focus on profitably increasing our oil and natural gas reserves.

     Our future growth will be driven primarily by exploration activities. We have 48 identified exploration prospects in our inventory that are located on our leasehold acreage and supported by 3-D seismic. We believe that by adhering to our prospect selection methodology, we have realized high historical exploration success rates. We believe that our inventory, including development wells resulting from new discoveries, will provide us with opportunities to increase our reserves over the next three to five years. Under our current drilling budget, we plan to drill approximately 13 of these prospects in 2005. However, the actual number of prospects that we drill over any defined time period will be determined based upon the number of rig days that we have available under our contracts with drilling contractors and the amount of time it takes to drill each prospect selected by our management and technical team. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration expense consists of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

     We generally sell our oil and natural gas at current market prices at the point our platforms connect to third party purchaser pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near the related production platform, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future. Our revenues for 2004 and 2005 benefitted from a general increase in oil and natural gas prices. We have not entered into oil and natural gas hedging arrangements on any of our anticipated sales. However, we may in the future enter into such arrangements in order to reduce our exposure to price risks. Such arrangements may also limit our ability to benefit from increases in oil and natural gas prices.

     Our operating costs include the expense of operating our wells, platforms and other infrastructure in the Gulf of Mexico and transporting our products to the point of sale. Our operating costs are generally comprised of several components, including costs of field personnel, repair and maintenance cost, production supplies, fuel used in operations, transportation cost, production taxes, workover cost and ad valorem taxes for properties located in state waters.

     Like all oil and natural gas exploration and production companies, we face the challenge of replacing our reserves. Oil and natural gas properties in the Gulf of Mexico typically deplete at higher rates than do properties in other areas of the United States. Although in the past we have offset the effect of sharply declining production rates from existing properties through successful drilling efforts, there can be no assurance that we will be able to offset production declines or maintain production at our current rates through additional discoveries. We intend to continue our focus on adding reserves through drilling efforts, and our future growth will depend on our ability to continue to add new reserves in excess of production.

     Our exploration and production activities are conducted in the Gulf of Mexico. Our operations are significantly impacted by conditions in the Gulf of Mexico, such as adverse weather conditions; the availability of equipment, facilities or services; delays and decreases in the availability of capacity to transport, gather or process production; and changes in the regulatory environment. We maintain insurance to mitigate the risk of damage to our production facilities that could result from adverse weather conditions.

     Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operational safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $29.4 million as of March 31, 2005.

     Our Predecessors. In December 1997, Comstock Offshore, LLC, an indirect wholly-owned subsidiary of Comstock, acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties, including the properties we now own at Ship Shoal blocks 66, 67, 68 and 69 and South Pelto block 1. Bois d’Arc Resources was the predecessor to Bois d’Arc Resources, Ltd., an entity owned by two of our executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance the funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.

     Our Formation. In July 2004, Comstock, Bois d’Arc Resources, Ltd. and Messrs. Blackie and Laufer formed our company to replace the joint exploration venture. Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd., and the other entities owned by Messrs. Blackie and Laufer and who we collectively refer to as “Bois d’Arc,” and certain participants in their exploration activities, who we collectively refer to as the “Bois d’Arc Participants,” and Comstock Offshore contributed to Bois d’Arc Energy, LLC substantially all of their Gulf of Mexico properties and assigned to Bois d’Arc Energy, LLC their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy, LLC. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributors conducted by our independent petroleum consultants, relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its Gulf of Mexico properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and they assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. We also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

Comparability of Results

     The combined financial statements for the three months ended March 31, 2004 and the discussion below with respect to periods prior to July 16, 2004 are based on the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us on a combined basis. Our predecessors, the Bois d’Arc Participants and Comstock Offshore, have operated as joint venture partners since 1997. Bois d’Arc Energy, LLC is a continuation of this joint venture and formalizes the relationship of the predecessors. A majority of the interests of our predecessors are in the same properties and the operations have been under the combined management of the predecessors. As such, combined financial statements using historical cost basis properly reflect the historical combined operations of Comstock Offshore and the Bois d’Arc Participants. The general and administrative expenses included in our predecessors’ combined financial statements reflect the general and administrative expenses of Bois d’Arc, a privately-held company, and certain general and administrative expenses allocated to Comstock Offshore by its parent, Comstock. As such, our future general and administrative expenses may be significantly different than those of our predecessors.

Results of Operations

     Our operating data for the three months ended March 31, 2005 and 2004 is summarized below:

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, LLC	Predecessors
	Three Months Ended March 31,
	2005	2004
Revenues:
Oil and gas sales	$43,476	$29,908
Expenses:
Oil and gas operating(1)	$7,707	$7,667
Exploration	$3,136	$2,433
Depreciation, depletion and amortization	$11,821	$9,987
Net Production Data:
Oil (Mbbls)	351	355
Natural gas (Mmcf)	4,051	2,857
Natural gas equivalent (Mmcfe)	6,154	4,985
Average Sales Price:
Oil (Bbls)	$47.63	$35.04
Natural gas (Mcf)	$6.61	$6.12
Average equivalent price (per Mcfe)	$7.06	$6.00
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.25	$1.54
Depreciation, depletion and amortization(2)	$1.91	$1.92

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

     Oil and gas sales. Our oil and gas sales increased $13.6 million, or 45%, in the first quarter of 2005 to $43.5 million from $29.9 million in the first quarter of 2004. The increase in sales was attributable to the 23% increase in our production combined with 18% higher oil and gas prices that we realized in the first quarter of 2005. Our average realized gas price increased by 8% and our average realized oil price increased by 36% in the first three months of 2005 as compared with the average prices we realized in the same period in 2004. In the first quarter of 2005, our natural gas production increased by 42% while our oil production decreased by 1%. The increase in our gas production in the first quarter of 2005 as compared to the first quarter of 2004 is primarily related to production from new gas wells at Vermilion block 51 and South Marsh Island block 220 and at Ship Shoal blocks 109 and 110. Production from new oil wells at South Pelto blocks 22 and 25 and at South Timbalier block 30, Vermilion blocks 51, 87, 122 and South Marsh Island block 220 offset most of the decline from our other oil properties in the first quarter of 2005 as compared to first quarter of 2004.

     Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $7.7 million for the three months ended March 31, 2005 as compared to $7.7 million for the same period in 2004. Our operating expenses per equivalent Mcf produced decreased $0.29, or 19%, to $1.25 for the first quarter of 2005 from $1.54 for the first quarter of 2004. The decrease is primarily due to the 23% increase in our production in 2005 and the fixed nature of our lifting costs.

     Exploration expense. We incurred $3.1 million in exploration expense in the first three months of 2005 which relates to the acquisition of 3-D seismic data. In the first three months of 2004, our exploration expense was $2.4 million, which related to the acquisition of 3-D seismic data and the cost of one unsuccessful exploratory well.

     Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased $1.8 million, or 18%, to $11.8 million in the first quarter of 2005 from $10.0 million in the first quarter of 2004. The increase is primarily due to the 23% increase in our production in 2005. Our depreciation, depletion and amortization expense per equivalent Mcf produced decreased by $0.01 to $1.91 for the first quarter of 2005 as compared to $1.92 for the first quarter of 2004.

     General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $2.0 million for the three months ended March 31, 2005 as compared to $0.6 million for the three months ended March 31, 2004. The increase in 2005 relates primarily to $1.4 million in equity-based compensation expense included in our general and administrative expenses for awards made to employees under our long-term incentive plan.

     Interest expense. Our interest expense for the three months ended March 31, 2005 was $1.8 million as compared to $2.2 million for the three months ended March 31, 2004. The decrease was due to a decrease in our outstanding borrowings from Comstock offset partially by an increase in our average interest rates. Average outstanding borrowings from Comstock were $155.1 million during the three months ended March 31, 2005 as compared to $318.3 million for the three months ended March 31, 2004. The average interest rate on borrowings from Comstock was 4.6% during in the first quarter of 2005 as compared to 2.6% in the first quarter of 2004.

     Net income. We reported net income of $17.1 million for three months ended March 31, 2005 as compared to $7.0 million for the three months ended March 31, 2004. The higher net income in 2005 was primarily due to an increase in our oil and gas sales in 2005 resulting from increased production and higher oil and gas prices realized in this period.

     Liquidity and Capital Resources

     Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the three months ended March 31, 2005 our primary sources of funds were net cash flow from operating activities of $23.3 million and borrowings of $16.0 million from Comstock.

     Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the three months ended March 31, 2005, we incurred capital expenditures of $37.8 million for exploration, development and acquisition activities.

     Our capital expenditure activity is summarized in the following table:

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, LLC	Predecessors
	Three Months Ended March 31,
	2005	2004
	(In thousands)
Acquisitions of proved oil and gas properties	$—	$715
Acquisitions of unproved oil and gas properties	100	952
Exploration and development expenditures	37,452	40,781
Other	267	—

	$37,819	$42,448

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have budgeted approximately $148.0 million for development and exploration projects in 2005. We expect to use internally generated cash flow from operating activities to fund our development and exploration activities. Our operating cash flow is highly dependent on oil and natural gas prices.

     Bois d’Arc Resources, Ltd. entered into a loan agreement with a bank in January 2000. The loan agreement provided for borrowings of up to $14.0 million, which were to be repaid in twenty-four equal monthly installments beginning on April 1, 2004. Interest was payable monthly at the bank’s prime rate plus 0.5%. The loan was refinanced on July 16, 2004 in connection with our formation with borrowings under the credit facility provided by Comstock.

     Until our formation, Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. Comstock charged interest on the advances to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. In connection with our formation, we assumed $83.2 million of the amount payable by Comstock Offshore to Comstock and the remaining balance payable of $262.5 million was accounted for as a contribution to our equity.

     Comstock provided a revolving line of credit to us with a maximum outstanding amount of $200.0 million. Approximately $152.4 million of this revolver was used to repay the debt assigned to us in our formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under this credit facility bear interest at our option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility was to mature on April 1, 2006.

     In consideration for the $200.0 million credit facility provided by Comstock, we became a guarantor of Comstock’s 6 7/8% senior notes due 2012, of which $175.0 million aggregate principal amount is outstanding. We also became a guarantor of and have pledged or agreed to pledge substantially all of our assets with respect to Comstock’s $400.0 million bank credit facility. Comstock’s bank credit facility is a four-year revolving credit commitment that matures on February 25, 2008. At March 31, 2005, Comstock had $254.0 million outstanding under this credit facility. Borrowings under the credit facility are limited to a borrowing base that was $300.0 million as of March 31, 2005.

     On May 11, 2005 we completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. We sold 12.0 million shares of common stock and received net proceeds of $143.6 million and a selling stockholder sold 1.5 million shares. Prior to completing the offering, we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc.

     We also entered into a new $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the new credit facility are limited to a borrowing base that was initially set at $100.0 million and thereafter is redetermined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base will be at the sole discretion of the administrative agent and the bank group. The credit facility will mature on May 11, 2009. Borrowings under the new credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the new credit facility is secured by substantially all of our and our subsidiaries’ assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. We repaid the outstanding balance under the credit facility provided by Comstock out of the net proceeds of the initial public offering and borrowings under our new credit facility and we were released as a guarantor of Comstock’s debt.

     We believe that our cash flow from operations and available borrowings under our new credit facility will be sufficient to fund our operations and future growth as contemplated under our current business plan. However, if our plans or assumptions change or if our assumptions prove to be inaccurate, we may be required to seek additional capital. We cannot provide any assurance that we will be able to obtain such capital, or if such capital is available, that we will be able to obtain it on terms acceptable to us.

Item 3. Quantitative and Qualitative Disclosures on Market Risks

     Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the first three months ended March 31, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $4.1 million. We have not entered into any hedging arrangements.

     Interest Rates. As of March 31, 2005, we had $164.1 million outstanding under our credit facility provided to us by Comstock, which was subject to floating market rates of interest. Borrowings under the credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate (which is the higher of the prime rate or the federal funds rate), at our option. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2005, a 100 basis point change in interest rates would change our interest expense for the three months ended March 31, 2005 by approximately $0.4 million.

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.1*	Articles of Incorporation.

10.1*	Credit Agreement Dated as of May 11, 2005 among the Company and The Bank of Nova Scotia, as Administrative Agent and Issuing Bank, Calyon New York Branch, as Syndication Agent, Amsouth Bank as Documentation Agent and the other lenders.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Form of Stock Option under the Long-term Incentive Plan.

99.2*	Form of Restricted Stock Grant under the Long-term Incentive Plan.

*	Filed herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.

Date: June 20, 2005	/s/ WAYNE L. LAUFER

Wayne L. Laufer, President and Chief
Executive Officer (Principal Executive Officer)

Date: June 20, 2005	/s/ ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)