Form 10-Q
period 2005-06-30
Bois d Arc Energy, Inc.
filed 2005-08-15
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-32494
BOIS d’ARC ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	76-0560383
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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
     Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.01, as of August 12, 2005 was 64,155,000.

BOIS d’ARC ENERGY, INC.
QUARTERLY REPORT
For The Quarter Ended June 30, 2005
INDEX

Page
PART I. Financial Information
Item 1. Financial Statements (Unaudited):
Consolidated Balance Sheets - June 30, 2005 and December 31, 2004	3
Consolidated and Combined Statements of Operations - Three Months and Six Months ended June 30, 2005 and 2004	4
Consolidated Statement of Changes in Stockholders’ and Members’ Equity - Six Months ended June 30, 2005	5
Consolidated and Combined Statements of Cash Flows - Six Months ended June 30, 2005 and 2004	6
Notes to Consolidated and Combined Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosure About Market Risks	22
Item 4. Controls and Procedures	23
PART II. Other Information
Item 6. Exhibits	24
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
INTRODUCTORY NOTE
     On May 10, 2005, Bois d’Arc Energy, LLC converted from a limited liability company to a corporation and changed its name to Bois d’Arc Energy, Inc. All references to “Bois d’Arc Energy” or the “Company” refer to Bois d’Arc Energy, Inc. as the successor to Bois d’Arc Energy, LLC. Bois d’Arc Energy, LLC was formed on July 16, 2004 (“Inception”) by Comstock Offshore and the Bois d’Arc Participants. The accompanying consolidated financial statements present the consolidated financial condition as of December 31, 2004 and June 30, 2005, the consolidated results of operations for the three and six months ended June 30, 2005 and the consolidated cash flows for the six months ended June 30, 2005 for Bois d’Arc Energy.
     In December 1997, Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly owned subsidiary of Comstock Resources, Inc. (“Comstock”), acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Bois d’Arc Resources was a predecessor in interest to Bois d’Arc Resources, Ltd., an entity owned by two of our executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico. The accompanying combined financial statements for the three months and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 present the combined results of operations of Comstock Offshore and Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”) as they relate to the properties contributed to us and are referred to in this report as the “Bois d’Arc Energy, LLC Predecessors”.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30,	December 31,
	2005	2004
	(In thousands)
ASSETS
Cash	$ 4,905	$ 2,416
Accounts Receivable:
Oil and gas sales	25,406	9,140
Joint interest operations	6,486	5,558
Prepaid Expenses	3,667	1,476

Total current assets	40,464	18,590
Property and Equipment:
Proved properties	295,719	291,227
Unevaluated properties	11,464	8,566
Wells and related equipment and facilities	508,788	444,403
Accumulated depreciation, depletion and amortization	(256,822)	(233,243)

Net oil and gas properties	559,149	510,953
Other Property and Equipment, net of accumulated depreciation of $815 and $1,436 as of June 30, 2005 and December 31, 2004, respectively	1,140	524
Other Assets	844	516

	$ 601,597	$ 530,583

LIABILITIES AND EQUITY
Accounts Payable	$ 40,609	$ 22,581
Accrued Expenses	15,850	12,198

Total current liabilities	56,459	34,779
Long-Term Debt	11,000	—
Payable to Comstock Resources	—	148,066
Deferred Income Taxes	110,954	—
Reserve for Future Abandonment Costs	30,575	28,253

Total liabilities	208,988	211,098
Stockholders’ and Members’ Equity
Class A units	—	10
Class B units	—	304,227
Common stock	642	—
Additional paid in capital	452,098	—
Retained earnings (deficit)	(60,131)	15,248

Total stockholders’ equity	392,609	319,485

	$ 601,597	$ 530,583

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2005
COMBINED STATEMENT OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2004
Unaudited

		Combined		Combined
		Bois d’Arc		Bois d’Arc
	Bois d’Arc	Energy, LLC	Bois d’Arc	Energy, LLC
	Energy, Inc.	Predecessors	Energy, Inc.	Predecessors
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Oil and gas sales	$48,685	$40,035	$92,161	$69,943
Operating expenses:
Oil and gas operating	8,273	7,566	15,980	15,233
Exploration	4,554	243	7,690	2,676
Depreciation, depletion and amortization	12,785	12,844	24,606	22,831
General and administrative, net	2,360	783	4,387	1,450

Total operating expenses	27,972	21,436	52,663	42,190

Income from operations	20,713	18,599	39,498	27,753
Other income (expenses):
Other income	50	40	95	75
Interest expense	(981)	(2,295)	(2,749)	(4,453)
Loss on disposal of assets	(89)	—	(89)	—

Total other expenses	(1,020)	(2,255)	(2,743)	(4,378)

Income before income taxes	19,693	16,344	36,755	23,375
Provision for income taxes	(112,134)	—	(112,134)	—

Net income (loss)	$(92,441)	$16,344	$(75,379)	$23,375

Net loss per share:
Basic and diluted	$(1.62)		$(1.41)

Weighted average common and common stock equivalent shares outstanding:
Basic and diluted	57,118		53,315

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$19,693	$16,344	$36,755	$23,375
Pro forma income tax provision	(7,152)	(5,720)	(13,386)	(8,181)

Pro forma net income	$12,541	$10,624	$23,369	$15,194

Pro forma net income per share:
Basic	$0.22		$0.44

Diluted	$0.21		$0.42

Weighted average common and common stock equivalent shares outstanding:
Basic	57,118		53,315

Pro forma diluted	58,857		54,997

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ AND MEMBERS’ EQUITY
For the Six Months Ended June 30, 2005
Unaudited
(In thousands)

				Additional	Retained
	Class A	Class B	Common	Paid in	Earnings
	Units	Units	Stock	Capital	(Deficit)	Total
Balance at January 1, 2005	$ 10	$ 304,227	$ —	$ —	$ 15,248	$319,485
Conversion from LLC to a corporation	(10)	(304,227)	500	303,727	—	(10)
Public offering of common stock	—	—	120	144,960	—	145,080
Stock issuance costs	—	—	—	(1,818)	—	(1,818)
Stock-based compensation	—	—	22	5,229	—	5,251
Net loss	—	—	—	—	(75,379)	(75,379)

Balance at June 30, 2005	$ —	$ —	$642	$452,098	$(60,131)	$392,609

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
COMBINED STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
Unaudited
(In thousands)

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, Inc.	Predecessors
	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(75,379)	$23,375
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred tax provision	110,954	—
Dry holes and lease impairments	—	1,527
Depreciation, depletion and amortization	24,606	22,831
Stock-based compensation	2,745	—
Amortization of debt issuance costs	6	—
Loss on disposal of assets	89	—
Increase in accounts receivable	(17,194)	(8,659)
Increase in prepaid expenses	(2,191)	(199)
Increase in accounts payable and accrued expenses	24,186	11,715

Net cash provided by operating activities	67,822	50,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,394)	(83,273)
Proceeds from sale of assets	160	—

Net cash used for investing activities	(71,234)	(83,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	16,000	31,649
Repayments to Comstock Resources	(164,066)	—
Borrowings on bank facility	11,000	—
Redemption of Class A units	(10)	—
Principal payments on bank loan	—	(1,944)
Proceeds from issuance of common stock	145,080	—
Stock and debt issuance costs	(2,103)	—
Cash distributions to equity owners	—	(548)

Net cash provided by financing activities	5,901	29,157

Net increase in cash and cash equivalents	2,489	(3,526)
Cash and cash equivalents at beginning of period	2,416	22,019

Cash and cash equivalents at end of period	$4,905	$18,493

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1) Organization
     Bois d’Arc Energy, Inc. (“Bois d’Arc Energy” or the “Company”) is engaged in the exploration for and production of oil and natural gas in the Gulf of Mexico and is the successor to Bois d’Arc Energy, LLC following its conversion from a limited liability company to a corporation on May 10, 2005. Reference herein to “Bois d’Arc Energy” or the “Company” include Bois d’Arc Energy, LLC prior to its conversion to a corporation.
     In December 1997, Comstock Offshore, LLC (“Comstock Offshore”) an indirect wholly owned subsidiary of Comstock Resources, Inc. (“Comstock”) acquired from a predecessor of Bois d’Arc Resources, Ltd. and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Subsequent to the acquisition, the predecessor to Bois d’Arc Resources, Ltd. was dissolved and Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd. (collectively, “Bois d’Arc”) were created. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.
     On July 16, 2004, Bois d’Arc Energy was formed to replace the joint exploration venture. Each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. Each contributor’s properties were evaluated by the Company’s independent petroleum consultants. Using these evaluations, the equity interests issued in exchange for the contributions were determined by using the valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interests in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
Energy, LLC
(In thousands)
Cash	$17,030
Other current assets	21,992
Property and equipment, net	482,697

Total assets	521,719

Current liabilities and bank loan	(66,788)
Payable to parent company	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	345,311
Cash distributed	(41,084)

Net contribution	$304,227

(2) Summary of Significant Accounting Policies
     Accounting policies used by the Company reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.
     Basis of Presentation
     The accompanying financial statements reflect the consolidated results of the Company, including the financial position as of December 31, 2004 and June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and the combined operations of the Bois d’Arc Energy, LLC Predecessors for the three and six months ended June 30, 2004. The Bois d’Arc Energy, LLC Predecessors commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy, LLC Predecessors combined their respective Gulf of Mexico offshore properties into Bois d’Arc Energy, LLC, a newly formed limited liability company until its conversion to a corporation on May 10, 2005. Comstock Offshore and Bois d’Arc have conducted joint exploration activities over the last six and one-half years and have interests in the same offshore properties. At the time of its formation, ownership in Bois d’Arc Energy was based on the relative values of the properties that each entity contributed at the time of formation, approximately 59.9% by Comstock and 40.1% by the Bois d’Arc Participants. The operating agreement of Bois d’Arc Energy, LLC provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, prior to its conversion to a corporation, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The substance of the formation of the Company was that Comstock Offshore and the Bois d’Arc Participants pooled their separate interests in various properties for a single interest in an entity that holds all of their separate offshore properties. Management of the resulting joint venture was consistent with that in place during the term of the joint exploration venture. The Company was initially operated as a joint venture and the net assets of the predecessors were recorded at historical cost on the formation. The accompanying combined financial statements of the Bois d’Arc Energy, LLC Predecessors present the financial condition and results of operations for the three months and six months ended June 30, 2004 of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to the Company on a combined basis.
     In management’s opinion, the accompanying unaudited consolidated and combined financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2004 and June 30, 2005, the related results of operations and cash flows of the Company for the three and six months ended June 30, 2005, the results of operations for the three months and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004 of the Bois d’Arc Energy, LLC Predecessors, respectively.
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
     The results of operations for the six months ended June 30, 2005 are not necessarily an indication of the results expected for the full year.
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

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable, and accrued expenses approximate fair value due to the short maturity of these instruments. The Company’s long-term debt consists of floating rate bank debt and its carrying value approximates its fair value.
     Property and Equipment
     Bois d’Arc Energy follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and natural gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Wells sharing common production platforms and facilities comprise the cost centers which are used for amortization purposes. The estimated future costs of dismantlement, restoration and abandonment are included in the balance sheets in the reserve for future abandonment costs and are expensed as part of depreciation, depletion and amortization expense. Costs incurred to acquire oil and gas leases are capitalized. Unproved oil and natural gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and natural gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and natural gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to exploration expense if and when the well is determined not to have found proved oil and natural gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.
     In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. There was no indication of an impairment in three months or six months ended June 30, 2005 and 2004. Other property and equipment consists primarily of work boats, computer equipment and furniture and fixtures, which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.
     Revenue Recognition and Gas Balancing
     Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at June 30, 2005 and 2004.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     General and Administrative Expense
     General and administrative expense was reduced by operating fee income of $1.6 million and $2.1 million received for the six months ended June 30, 2005 and 2004, respectively. The operating fee income is a reimbursement of general and administrative expense. General and administrative expense for the six months ended June 30, 2005 includes $120,000 paid by Bois d’Arc Energy to Comstock for accounting services under a service agreement.
     As the parent of Comstock Offshore, Comstock provided certain general and administrative services for Comstock Offshore. For the six months ended June 30, 2004, $2.2 million of Comstock’s general and administrative expenses were allocated to Comstock Offshore by Comstock based on the percentage of sales of Comstock Offshore as compared to the consolidated sales of all of Comstock’s subsidiaries. Management of Comstock believes this allocation method is reasonable and appropriate for attributing corporate overhead costs to the activities of its operating subsidiaries. Management estimates that the allocated costs would have been similar if Comstock Offshore had operated as an unaffiliated entity.
     Stock-based Compensation
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
     Income Taxes
     Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. The Bois d’Arc Energy, LLC Predecessors are either individuals, partnerships or limited liability companies that pass through their taxable income to their owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy from May 10, 2005 through June 30, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on May 10, 2005 the Company established a $108.2 million provision for deferred income taxes.
     The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands)
Current	$ 1,180	$—	$ 1,180	$—
Deferred	110,954	—	110,954	—

Provision for Income Taxes	$112,134	$—	$112,134	$—

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Pro Forma Income Tax Information
     The pro forma unaudited income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for all periods presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for all periods presented.
     The following table presents the computation of the pro forma income tax expense for the three and six month periods ended June 30, 2005 and June 30, 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(In thousands)
Income before income taxes	$19,693	$16,344	$36,755	$23,375
Effective pro forma income tax rate	36%	35%	36%	35%

Pro forma income tax expense	$7,152	$5,720	$13,386	$8,181

     Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. For the three months and six months ended June 30, 2005 diluted shares are the same as basic shares because the Company had a net loss and the effect of such securities would be anti-dilutive.
     Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $1.7 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.
     Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Future abandonment liability at beginning of period	$ 28,253	$ 24,876
Accretion expense	906	770
Liabilities assumed and new wells drilled	1,839	797
Liabilities settled	(423)	—

Future abandonment liability at end of period	$ 30,575	$ 26,443

(3) Debt
     On May 11, 2005, the Company entered into a new $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the new credit facility are limited to a borrowing base that was initially set at $100.0 million and thereafter is redetermined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.
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
(4) Payable to Comstock Resources
     Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. There were no repayment terms established by Comstock for its wholly-owned subsidiary. Interest expense has been included for the three months and six months ended June 30, 2004 in the accompanying financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. The payable to Comstock on July 16, 2004 was refinanced in its entirety by the contribution of $262.5 million to the equity of the Company and by $83.2 million in borrowings under Bois d’Arc Energy’s $200.0 million credit facility provided by Comstock in connection with its formation. Borrowings under the Comstock provided credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $0.9 million and $2.7 million was charged by Comstock under the credit facility during the three months and six months ended June 30, 2005, respectively. On May 11, 2005 the Company repaid the outstanding balance of $158.0 million under the credit facility with proceeds from the initial public offering and borrowings under its new bank credit facility.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
(5) Stockholders’ Equity
     Prior to the conversion to a corporation, Bois d’Arc Energy had three classes of membership units — class A, class B and class C units. Class A units represented an interest in the capital of the Company but no interest in the profits of the Company and had voting rights. Class B units represented an interest in the capital and profits of the Company and had no voting or other decision-making rights except as required by applicable law. Class C units represented an interest only in the profits of the Company and had no voting or other decision-making rights except as required by applicable law. In connection with the Company’s conversion from a limited liability company to a corporation, all outstanding limited liability units were converted into shares of common stock except for the Class A units which were redeemed at a price of $1 per unit. The Company issued 50,000,000 shares of common stock for all of the Class B units and 2,145,000 restricted shares of common stock for all of the Class C units.
     On May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. The Company sold 12,000,000 shares of common stock and received net proceeds of $143.6 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.
(6) Long-term Incentive Plan
     On July 16, 2004, the Company’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect the Company’s conversion to a corporation (as restated, the “Incentive Plan”). The Incentive Plan authorizes the grant of non-qualified options to purchase shares of common stock and the grant of restricted shares of common stock. The options under the Incentive Plan have contractual lives of ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of company stock of the Company. The options to purchase Class B units were each converted to options to purchase one share of common stock in connection with the Company’s conversion to a corporation.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table summarizes the options that have been awarded under the Incentive Plan and were outstanding at June 30, 2005:

	Number of Options
	Granted and	Weighted Average	Weighted Average	Number of Options
Exercise Price	Outstanding	Exercise Price	Remaining Life	Exercisable
			(years)
$6.00 — $12.80	2,887,500	$6.19	9.0	— (1)

(1)	The options vest over five years with service to the Company.
     Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units or common stock without cost to the recipient. The restrictions on the Class C units lapsed over a five year period. The Class C units were entitled to participate in the appreciation of the Company’s value and were convertible to a maximum of one-half of a Class B unit. All Class C units granted under the Incentive Plan were converted to restricted shares of common stock upon the Company’s conversion to a corporation on a 2 for 1 basis. The Company had 2,155,000 restricted shares outstanding as of June 30, 2005.
     Stock-based compensation expense of $1.4 million and $2.7 million was recognized in the three months and six months ended June 30, 2005, respectively, for the Incentive Plan awards and is included in general and administrative expenses in the accompanying consolidated statement of operations.
(7) Commitments and Contingencies
     Contingencies
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.
(8) Related Party Transactions
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc paid this entity $175,000 and $297,000 for accounting services for the three months and six months ended June 30, 2004, respectively. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $63,000 and $112,000 for such services for the three months and six months ended June 30, 2005, respectively.
     In July 2004 Bois d’Arc Energy entered into a new service agreement with Comstock pursuant to which Comstock provides accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Bois d’Arc Energy paid $60,000 and $120,000, respectively, to Comstock for accounting services provided in the three months and six months ended June 30, 2005, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.
Overview
     Our Business. We were formed in July 2004. We are a growing independent exploration company engaged in the exploration for and production of oil and natural gas in the outer continental shelf of the Gulf of Mexico. As of December 31, 2004, we owned interests in 104 (68.9 net to us) producing oil and natural gas wells in the federal and state waters of the Gulf of Mexico. We operate 82 of the 104 producing wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this primary goal, we focus on profitably increasing our oil and natural gas reserves.
     Our future growth will be driven primarily by exploration activities. As of December 31, 2004, we had 48 identified exploration prospects in our inventory that are located on our leasehold acreage and supported by 3-D seismic. We believe that by adhering to our prospect selection methodology, we have realized high historical exploration success rates. We believe that our inventory, including development wells resulting from new discoveries, will provide us with opportunities to increase our reserves over the next three to five years. Under our current drilling budget, we plan to drill approximately 13 of these prospects in 2005. However, the actual number of prospects that we drill over any defined time period will be determined based upon the number of rig days that we have available under our contracts with drilling contractors and the amount of time it takes to drill each prospect selected by our management and technical team. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration expense consists of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.
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
     Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operational safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $30.6 million as of June 30, 2005.
     Our Predecessors. In December 1997, Comstock Offshore acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties, including the properties we now own at Ship Shoal blocks 66, 67, 68 and 69 and South Pelto block 1. Bois d’Arc Resources was the predecessor to Bois d’Arc Resources, Ltd., an entity owned by two of our executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance the funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.
     Our Formation. In July 2004, Comstock, Bois d’Arc Resources, Ltd. and Messrs. Blackie and Laufer formed our company to replace the joint exploration venture. Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd., and the other entities owned by Messrs. Blackie and Laufer and who we collectively refer to as “Bois d’Arc,” and certain participants in their exploration activities, who we collectively refer to as the “Bois d’Arc Participants,” and Comstock Offshore contributed to us substantially all of their Gulf of Mexico properties and assigned to us their related liabilities, including certain debt, in exchange for equity interests in us. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributors conducted by our independent petroleum consultants, relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its Gulf of Mexico properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and they assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. We also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects. On May 10, 2005 we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc. On May 11, 2005 we sold 12.0 million shares of common stock and received proceeds of $143.6 million in our initial public offering and a selling stockholder sold 1.5 million shares of common stock, of which we received no proceeds.

Comparability of Results
     The combined financial statements for the three and six months ended June 30, 2004 and the discussion below with respect to periods prior to July 16, 2004 are based on the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us on a combined basis. Our predecessors, the Bois d’Arc Participants and Comstock Offshore, have operated as joint venture partners since 1997. Bois d’Arc Energy is a continuation of this joint venture and formalizes the relationship of the predecessors. A majority of the interests of our predecessors are in the same properties and the operations have been under the combined management of the predecessors. As such, combined financial statements using historical cost basis properly reflect the historical combined operations of Comstock Offshore and the Bois d’Arc Participants. The general and administrative expenses included in our predecessors’ combined financial statements reflect the general and administrative expenses of Bois d’Arc, a privately-held company, and certain general and administrative expenses allocated to Comstock Offshore by its parent, Comstock. As such, our future general and administrative expenses may be significantly different than those of our predecessors. The financial statements for the three and six months ended June 30, 2005 and the discussion below include the results of Bois d’Arc Energy, LLC as the predecessor to Bois d’Arc Energy, Inc. With respect to all periods prior to July 16, 2004, the results are those of the Bois d’Arc Energy, LLC Predecessors on a combined basis.
Results of Operations
     Our operating data for the three months and six months ended June 30, 2005 and 2004 is summarized below:

		Combined		Combined
		Bois d’Arc		Bois d’Arc
	Bois d’Arc	Energy, LLC	Bois d’Arc	Energy, LLC
	Energy, Inc.	Predecessors	Energy Inc.	Predecessors
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$48,685	$40,035	$92,161	$69,943
Expenses:
Oil and gas operating(1)	$8,273	$7,566	$15,980	$15,233
Exploration	$4,554	$243	$7,690	$2,676
Depreciation, depletion and amortization(2)	$12,712	$12,793	$24,484	$22,730
Net Production Data:
Oil (Mbbls)	361	471	711	825
Natural gas (Mmcf)	4,362	3,389	8,413	6,246
Natural gas equivalent (Mmcfe)	6,527	6,214	12,682	11,199
Average Sales Price:
Oil (Bbls)	$49.63	$37.60	$48.65	$36.50
Natural gas (Mcf)	$7.05	$6.59	$6.84	$6.37
Average equivalent price (per Mcfe)	$7.46	$6.44	$7.27	$6.25
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.27	$1.22	$1.26	$1.36
Depreciation, depletion and amortization(2)	$1.95	$2.06	$1.93	$2.03

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -
     Oil and gas sales. Our oil and gas sales increased $8.7 million, or 22%, in the second quarter of 2005 to $48.7 million from $40.0 million in the second quarter of 2004. The increase in sales was attributable to the 5% increase in our production combined with higher oil and gas prices that we realized in the second quarter of 2005. Our average realized gas price increased by 7% and our average realized oil price increased by 32% in the second quarter of 2005 as compared with the average prices we realized in the same period in 2004. In the second quarter of 2005, our natural gas production increased by 29% while our oil production decreased by 23%. The increase in our gas production in the second quarter of 2005 as compared to the second quarter of 2004 is primarily related to production from new gas wells at Vermilion block 51 and South Marsh Island block 220 and at Ship Shoal blocks 109 and 110. The oil production decline at Ship Shoal 113 unit accounted for much of the decline in oil production in the quarter.
     For the first six months of 2005, our oil and gas sales increased $22.2 million (32%) to $92.2 million from $69.9 million for the six months ended June 30, 2004. The increase is primarily attributable to a 13% increase in our production in 2005 combined with higher oil and gas prices. For the first six months of 2005, our gas production increased 35% and our oil production decreased 14% from the first six months of 2004. The gas production gains related primarily to new gas wells at Vermillion blocks 51 and 122 and Ship Shoal block 109 and 110. The oil production decline was primarily related to our Ship Shoal 113 unit. Our averaged gas price increased 7% and our average oil price increased 33% in the first half of 2005 as compared to the same period in 2004.
Costs and Expenses -
     Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $8.3 million for the three months ended June 30, 2005, an increase of $0.7 million (9%) as compared to $7.6 million for the same period in 2004. Our operating expenses per equivalent Mcf produced increased $0.05, or 4%, to $1.27 for the second quarter of 2005 from $1.22 for the second quarter of 2004. The increase is primarily due to the lifting costs associated with new wells placed on production in the second quarter of 2005. Oil and gas operating costs for the six months ended June 30, 2005 also increased $0.7 million (5%) to $16.0 million from $15.2 million for the six months ended June 30, 2004. Oil and gas operating expenses per equivalent Mcf produced decreased $0.10 to $1.26 for the six months ended June 30, 2005 from $1.36 for the same period in 2004. The increase in operating expenses in 2005 is primarily related to operating costs of new wells put on production in 2005.
     Exploration expense. We incurred $4.6 million in exploration expense in the second quarter of 2005 which primarily relates to the acquisition of 3-D seismic data as compared to $0.2 million in the second quarter of 2004. For the six months ended June 30, 2005, we had a provision for exploration expense totaling $7.7 million as compared to $2.7 million in the same period in 2004. The 2005 provision primarily related to the acquisition of seismic data.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) in the second quarter of 2005 was $12.7 million, a slight decrease from DD&A in the second quarter of 2004 of $12.8 million. DD&A per equivalent Mcf produced for the quarter ended June 30, 2005 was $1.95 as compared to $2.06 in the second quarter of 2004. For the six months ended June 30, 2005, DD&A increased $1.8 million (8%) to $24.5 million from $22.7 million for the six months ended June 30, 2005. The increase is due to the 13% increase in production which was offset in part by our lower average amortization rate. DD&A per equivalent Mcf decreased to $1.93 for the six months ended June 30, 2005 from $2.03 for the six months ended June 30, 2004.
     General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, of $2.4 million for the second quarter of 2005 increased $1.6 million from general and administrative expenses of $0.8 million for the second quarter of 2004. For the first six months of 2005, general and administrative expenses of $4.4 million increased $2.9 million from $1.5 million for the six months ended June 30, 2004. The increases are attributable to costs of our management and staff that we hired after we were formed. Such costs include stock-based compensation of $1.4 million and $2.7 million for the three months and six months ended June 30, 2005, respectively.

     Interest expense. Interest expense decreased $1.3 million (57%) to $1.0 million for the second quarter of 2005 as compared to $2.3 million in the second quarter of 2004. The decrease is attributable to a reduction in the borrowings outstanding offset in part by higher interest rates. The average borrowings during the second quarter of 2005 were $79.2 million as compared to the $322.0 million during the second quarter of 2004. The average rate on the outstanding borrowings was 4.9% for the second quarter of 2005 as compared to 2.6% for the second quarter of 2004. Interest expense for the six months ended June 30, 2005 decreased $1.7 million (38%) to $2.7 million as compared to $4.5 million for the six months ended June 30, 2004. The decrease is also attributable to a reduction in borrowings outstanding. The average borrowings during the six months ended June 30, 2005 was $117.0 million as compared to $325.8 million during the six months ended June 30, 2004. The decrease due to the lower debt balance was partially offset by an increase in our average interest rate which increased to 4.7% for the first six months of 2005 from 2.6% in the same period in 2004.
     Income taxes. With our conversion to a corporation on May 10, 2005, we began to reflect a provision for income taxes for income subsequent to our conversion at an average tax rate of 36% of $3.9 million. In connection with our conversion from a limited liability company to a corporation, we recorded a one time provision of $108.2 million to reflect our deferred tax liability on the date of conversion. No income taxes were reflected for any period prior to the conversion to a corporation as our taxable income was passed through to our members as a limited liability company.
     Net income. We reported a net loss of $92.4 million for the three months ended June 30, 2005, as compared to net income of $16.3 million for the three months ended June 30, 2004. Net loss per share for the second quarter of 2005 was $1.62 on weighted average shares outstanding of 57.0 million. The net loss for the six months ended June 30, 2005 was $75.4 million, as compared to net income of $23.4 million for the six months ended June 30, 2004. Net loss per common share for the six months ended June 30, 2005 was $1.41. The 2005 net loss is a result of the $108.2 million provision to record the initial deferred tax liability upon our conversion to a corporation. Without the one time provision our net income would have been $15.8 million ($0.27 per share) and $32.8 million ($0.60 per share) for the three months and six months ended June 30, 2005, respectively.
Critical Accounting Policies
     There have been no material changes to our accounting policies during the six months ended June 30, 2005 except for the recording of income taxes subsequent to our conversion to a corporation on May 10, 2005.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the six months ended June 30, 2005 our primary sources of funds were net cash flow from operating activities of $67.8 million, our initial public offering proceeds of $143.8 million, and borrowings of $16.0 million from Comstock and $11.0 million under our new bank credit facility. Our net cash flow from operating activities of $67.8 million in the first six months of 2005 increased $17.2 million (34%) from $50.6 million for the six months ended June 30, 2004. The increase is higher oil and gas sales which were driven by the 13% increase in our production and the higher oil and gas prices that we realized in 2005.

     Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the six months ended June 30, 2005, we incurred capital expenditures of $71.4 million primarily for exploration, development and acquisition activities and we repaid $164.1 million that had been loaned to us by Comstock.
     Our capital expenditure activity is summarized in the following table:

		Combined
		Bois d’Arc
	Bois d’Arc	Energy, LLC
	Energy, Inc.	Predecessors
	Six Months Ended June 30,
	2005	2004
	(In thousands)
Acquisitions of unproved oil and gas properties	$ 4,103	$ 1,479
Exploration and development expenditures	66,256	81,794
Other	1,035	—

	$71,394	$83,273

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have budgeted approximately $87.0 million for development and exploration projects in the second half of 2005. We expect to use internally generated cash flow from operating activities to fund our development and exploration activities. Our net operating cash flow is highly dependent on oil and natural gas prices.
     On May 11, 2005 we completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. We sold 12.0 million shares of common stock and received net proceeds of $143.8 million and a selling stockholder sold 1.5 million shares, of which we received no proceeds. Prior to completing the offering, we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc.
     We also entered into a new $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was initially set at $100.0 million and thereafter is redetermined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base will be at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. We repaid the outstanding balance under the credit facility provided by Comstock out of the net proceeds of our initial public offering and borrowings under our new credit facility and we were released as a guarantor of Comstock’s debt.
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
     Upon our formation, Comstock provided a revolving line of credit to us with a maximum outstanding amount of $200.0 million. Approximately $152.4 million of this revolver was used to repay the debt assigned to us in our formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under this credit facility bore interest at our option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility was to mature on April 1, 2006 and was repaid in full with the proceeds from the public offering and borrowings under our new bank credit facility.
     In addition to our debt obligations, our liabilities for other commitments are as follows:

(In thousands)
Operating leases	$2,477
Contracted drilling services	$39,663
Acquisition of seismic data	$4,467
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISKS
     Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the first six months ended June 30, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.7 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $8.3 million. We have not entered into any hedging arrangements.
     Interest Rates. As of June 30, 2005, we had $11.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under the our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2005, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2005 by approximately $55,000.

ITEM 4. CONTROLS AND PROCEDURES
     As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     During the second quarter of 2005 we implemented a new information technology system used for financial accounting and reporting. In connection with this change, certain accounting functions previously performed under a services agreement with Comstock were transferred to employees in our Houston, Texas office. The Company has performed a variety of reconciliations and has implemented processes intended to ensure that financial data has been correctly reflected in our financial statements in connection with this change.
     There were no other changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibits
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

BOIS d’ARC ENERGY, INC.

Date: August 15, 2005	/s/WAYNE L. LAUFER

Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	/s/ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)