Form 10-Q
period 2005-09-30
Bois d Arc Energy, Inc.
filed 2005-11-14
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended September 30, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.01, as of November 14, 2005 was 64,155,000.

BOIS d’ARC ENERGY, INC.
QUARTERLY REPORT
For The Quarter Ended September 30, 2005
INDEX

Page
PART I. Financial Information	3

Item 1. Financial Statements (Unaudited):	3

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005, Consolidated Statement of Operations for the period from Inception (July 16, 2004) to September 30, 2004 and Combined Statement of Operations for the period from January 1, 2004 to July 15, 2004	5
Consolidated Statement of Change in Equity for the Nine Months ended September 30, 2005	6
Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2005, Consolidated Statement of Cash Flows for the Period from Inception (July 16, 2004) to September 30, 2004 and Combined Statement of Cash Flows for the Period from January 1, 2004 to July 15, 2004	7
Notes to Consolidated and Combined Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risks	24

Item 4. Controls and Procedures	25

PART II. Other Information	26

Item 6. Exhibits	26

Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certification of the CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
INTRODUCTORY NOTE
     On May 10, 2005, Bois d’Arc Energy, LLC converted from a limited liability company to a corporation and changed its name to Bois d’Arc Energy, Inc. All references to “Bois d’Arc Energy” or the “Company” refer to Bois d’Arc Energy, Inc. as the successor to Bois d’Arc Energy, LLC and include Bois d’Arc Energy, LLC prior to its conversion to a corporation. Bois d’Arc Energy, LLC was formed on July 16, 2004 (“Inception”) by Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly owned subsidiary of Comstock Resources, Inc. (“Comstock”), and Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the “Bois d’Arc Participants”). The accompanying consolidated financial statements present the consolidated financial condition as of December 31, 2004 and September 30, 2005, the consolidated results of operations for the period from Inception through September 30, 2004 and the three and nine months ended September 30, 2005 and the consolidated cash flows for the nine months ended September 30, 2005 for Bois d’Arc Energy.
     In December 1997, Comstock Offshore acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Bois d’Arc Resources was a predecessor in interest to Bois d’Arc Resources, Ltd., an entity owned by two of our executive officers, directors and stockholders, Gary W. Blackie and Wayne L. Laufer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico. The accompanying combined statements of operations and cash flows for the period January 1, 2004 through July 15, 2004 present the combined results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us and are referred to in this report as the “Bois d’Arc Energy, LLC Predecessors”.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30,	December 31,
	2005	2004
	(In thousands)
Cash	$3,058	$2,416
Accounts Receivable:
Oil and gas sales	10,798	9,140
Joint interest operations	7,562	5,558
Prepaid Expenses	7,613	1,476

Total current assets	29,031	18,590
Property and Equipment:
Proved properties	271,006	291,227
Unevaluated properties	11,174	8,566
Wells and related equipment and facilities	587,231	444,403
Accumulated depreciation, depletion and amortization	(265,504)	(233,243)

Net oil and gas properties	603,907	510,953
Other Property and Equipment, net of accumulated depreciation of $799 and $1,436 as of September 30, 2005 and December 31, 2004, respectively	1,327	524
Other Assets	884	516

	$635,149	$530,583

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts Payable	$35,723	$20,103
Accrued Expenses	19,095	14,676

Total current liabilities	54,818	34,779
Long-Term Debt	24,000	—
Payable to Comstock Resources	—	148,066
Deferred Income Taxes	117,892	—
Reserve for Future Abandonment Costs	31,140	28,253

Total liabilities	227,850	211,098
Stockholders’ and Members’ Equity:
Class A Units, 10,000 units outstanding at December 31, 2004	—	10
Class B Units, 50,000,000 units outstanding at December 31, 2004	—	304,227
Common stock, $0.01 par, 64,155,000 outstanding at September 30, 2005	642	—
Additional paid-in capital	453,519	—
Retained earnings (deficit)	(46,862)	15,248

Total stockholders’ equity	407,299	319,485

	$635,149	$530,583

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2005
and the period from Inception (July 16, 2004) to September 30, 2004
COMBINED STATEMENT OF OPERATIONS
For the Period from January 1, 2004 to July 15, 2004
Unaudited

					Combined
					Bois d’Arc
	Bois d’Arc	Bois d’Arc	Bois d’Arc	Bois d’Arc	Energy, LLC
	Energy, Inc.	Energy, LLC	Energy, Inc.	Energy, LLC	Predecessors
					Period from
	Three Months	Period from	Nine Months	Period from	January 1,
	Ended	Inception to	Ended	Inception to	2004 to
	September 30,	September 30,	September 30,	September 30,	July 15,
	2005	2004	2005	2004	2004
Oil and gas sales	$43,434	$37,358	$135,595	$37,358	$70,341

Operating expenses:
Oil and gas operating	8,344	7,293	24,324	7,293	15,233
Exploration	2,826	6,660	10,516	6,660	2,676
Depreciation, depletion and amortization	9,295	12,217	33,901	12,217	22,831
General and administrative	1,882	795	6,269	795	1,450

Total operating expenses	22,347	26,965	75,010	26,965	42,190

Income from operations	21,087	10,393	60,585	10,393	28,151

Other income (expenses):
Interest income	78	22	173	22	75
Interest expense	(337)	(1,139)	(3,086)	(1,139)	(4,453)
Formation costs	—	(1,641)	—	(1,641)	—
Loss on sale of property	—	—	(89)	—	—

Total other expenses	(259)	(2,758)	(3,002)	(2,758)	(4,378)

Income before income taxes	20,828	7,635	57,583	7,635	23,773
Provision for income taxes	(7,559)	—	(119,693)	—	—

Net income	$13,269	$7,635	$(62,110)	$7,635	$23,773

Income (loss) per share:
Basic	$0.21		$(1.10)

Diluted	$0.21		$(1.10)

Weighted average common and common stock equivalent shares outstanding:
Basic	62,429		56,386

Diluted	64,213		56,386

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$20,828	$7,635	$57,583	$7,635	$23,773
Pro forma provision for income taxes	(7,559)	(2,854)	(20,875)	(2,854)	(8,321)

Pro forma net income	$13,269	$4,781	$36,708	$4,781	$15,452

Pro forma earnings per share:
Basic	$0.21		$0.65

Diluted	$0.21		$0.63

Weighted average common and common stock equivalent shares outstanding:
Basic	62,429		56,386

Diluted	64,213		58,103

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
For the Nine Months Ended September 30, 2005
Unaudited
(In thousands)

				Additional	Retained
	Class A	Class B	Common	Paid in	Earnings
	Units	Units	Stock	Capital	(Deficit)	Total
Balance at January 1, 2005	$10	$304,227	$—	$—	$15,248	$319,485
Conversion from LLC to a corporation	(10)	(304,227)	500	303,727	—	(10)
Public offering of common stock	—	—	120	144,960	—	145,080
Stock issuance costs	—	—	—	(1,818)	—	(1,818)
Stock-based compensation	—	—	22	6,650	—	6,672
Net loss	—	—	—	—	(62,110)	(62,110)

Balance at September 30, 2005	$—	$—	$642	$453,519	$(46,862)	$407,299

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005
Period from Inception (July 16, 2004) to September 30, 2004
COMBINED STATEMENT OF CASH FLOWS
Period from January 1, 2004 to July 15, 2004
Unaudited
(In thousands)

			Combined
			Bois d’Arc
	Bois d’Arc	Bois d’Arc	Energy, LLC
	Energy, Inc.	Energy, LLC	Predecessors
			Period from
	Nine Months	Period from	January 1,
	Ended	Inception to	2004 to
	September 30,	September 30,	July 15,
	2005	2004	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(62,110)	$7,635	$23,773
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	117,892	—	—
Dry holes and lease impairments	—	6,660	1,527
Depreciation, depletion and amortization	33,901	12,217	22,831
Stock based compensation	4,165	515	—
Amortization of loan costs	61	—	—
Loss on sale of property	89	—	—
(Increase) decrease in accounts receivable	(3,662)	4,503	(8,659)
Increase in prepaid expenses	(6,137)	—	(199)
Increase (decrease) in accounts payable and accrued expenses	22,545	(8,092)	11,715

Net cash provided by operating activities	106,744	23,438	50,988

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(125,077)	(20,222)	(83,273)
Formation of Bois d’Arc Energy, net of cash distributed	—	(24,054)	—
Proceeds from sale of assets	160	—	—

Net cash used for investing activities	(124,917)	(44,276)	(83,273)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	16,000	67,979	31,649
Repayments to Comstock Resources	(164,066)	(28,175)	—
Borrowings under bank credit facility	24,000	—	—
Redemption of Class A units	—	10	—
Principal payments on bank loan	(10)	—	(1,944)
Proceeds from issuance of common stock	145,080	—	—
Stock and debt issuance costs	(2,189)	—	—
Cash distributions to equity owners	—	398	(946)

Net cash provided by financing activities	18,815	40,212	28,759

Net increase (decrease) in cash and cash equivalents	642	19,374	(3,526)
Cash and cash equivalents at beginning of period	2,416	—	22,019

Cash and cash equivalents at end of period	$3,058	$19,374	$18,493

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(1) Organization
     Bois d’Arc Energy, Inc. (“Bois d’Arc Energy” or the “Company”) is engaged in the exploration for and production of oil and natural gas in the Gulf of Mexico and is the successor to Bois d’Arc Energy, LLC following its conversion from a limited liability company to a corporation on May 10, 2005. References herein to “Bois d’Arc Energy” or the “Company” include Bois d’Arc Energy, LLC prior to its conversion to a corporation.
     In December 1997, Comstock Offshore, LLC (“Comstock Offshore”), an indirect wholly owned subsidiary of Comstock Resources, Inc. (“Comstock”), acquired from a predecessor of Bois d’Arc Resources, Ltd. and other interest owners certain offshore oil and natural gas properties in the Gulf of Mexico. Subsequent to the acquisition, the predecessor to Bois d’Arc Resources, Ltd. was dissolved and Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd. (collectively, “Bois d’Arc”) were created. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico. Under the joint exploration venture, Bois d’Arc was responsible for developing a budget for exploration activities and for generating exploration prospects in the Gulf of Mexico utilizing 3-D seismic data and their extensive geological expertise in the region. Comstock Offshore had to approve the budget and would advance funds for the acquisition of 3-D seismic data and leases needed to conduct exploration activities. Comstock Offshore was reimbursed for all advanced costs and was entitled to a non-promoted working interest in each prospect generated. For each successful discovery well drilled pursuant to the joint exploration venture, Comstock issued to the two principals of Bois d’Arc warrants exercisable for the purchase of shares of Comstock’s common stock. Successful wells drilled under the exploration venture were operated by Bois d’Arc Offshore, Ltd. pursuant to a joint operating agreement entered into by the parties participating in the prospect, including Comstock Offshore and the Bois d’Arc Participants. Any future operation on the lease including drilling additional wells on the acreage associated with the prospect was conducted under the joint operating agreement and had to be approved by the participating parties.
     On July 16, 2004, Bois d’Arc Energy was formed to replace the joint exploration venture. Each of the Bois d’Arc Participants and Comstock Offshore contributed to Bois d’Arc Energy substantially all of their Gulf of Mexico related assets and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in Bois d’Arc Energy. Each contributor’s properties were evaluated by the Company’s independent petroleum consultants. Using these evaluations, the equity interests issued in exchange for the contributions were determined by using the valuation of the properties contributed by the particular contributor relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its interest in its Gulf of Mexico properties and assigned to Bois d’Arc Energy $83.2 million of related debt in exchange for an approximately 59.9% ownership interest in Bois d’Arc Energy. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. Bois d’Arc Energy also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table presents the assets and liabilities of Comstock Offshore and the Bois d’Arc Participants that were contributed to Bois d’Arc Energy:

Contributed to
Bois d’Arc
Energy, LLC
(In thousands)
Cash	$17,030
Other current assets	21,992
Property and equipment, net	482,697

Total assets	$521,719

Current liabilities and bank loan	$(66,788)
Payable to parent company	(83,177)
Reserve for future abandonment	(26,443)

Total liabilities	(176,408)

Net assets	345,311
Cash distributed	(41,084)

Net contribution	$304,227

(2) Summary of Significant Accounting Policies
     Accounting policies used by the Company reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.
     Basis of Presentation
     The accompanying financial statements reflect the consolidated results of the Company, including the financial position as of December 31, 2004 and September 30, 2005, the results of operations and cash flows for the period from Inception through September 30, 2004 and for the three and nine months ended September 30, 2005, and the combined results of operations and cash flows of the Bois d’Arc Energy, LLC Predecessors for the period from January 1, 2004 to July 15, 2004. The Bois d’Arc Energy, LLC Predecessors commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy, LLC Predecessors combined their respective Gulf of Mexico offshore properties into Bois d’Arc Energy, LLC, a newly formed limited liability company until its conversion to a corporation on May 10, 2005. Comstock Offshore and Bois d’Arc have conducted joint exploration activities over the last nine and one-half years and have interests in the same offshore properties. At the time of its formation, ownership in Bois d’Arc Energy was based on the relative values of the properties that each entity contributed, approximately 59.9% by Comstock and 40.1% by the Bois d’Arc Participants. The operating agreement of Bois d’Arc Energy, LLC provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, prior to its conversion to a corporation, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The substance of the formation of the Company was that Comstock Offshore and the Bois d’Arc Participants pooled their separate interests in various properties for a single interest in an entity that holds all of their separate offshore properties. Management of the resulting joint venture was consistent with that in place during the term of the joint exploration venture. The Company was initially operated as a joint venture and the net assets of the predecessors were recorded at historical cost on the formation. The accompanying combined financial statements of the Bois d’Arc Energy, LLC Predecessors present the financial condition and results of operations for the period from January 1, 2004 to July 15, 2004 of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to the Company on a combined basis.
     In management’s opinion, the accompanying unaudited consolidated and combined financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2004 and September 30, 2005, the related results of operations and cash flows of the Company for the period from inception (July 16, 2004) through September 30, 2004 and for the three and nine months ended September 30, 2005, and the results of operations and cash flows for the period from January 1, 2004 through July 15, 2004 of the Bois d’Arc Energy, LLC Predecessors, respectively.
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
     The results of operations for the three and nine months ended September 30, 2005 are not necessarily an indication of the results expected for the full year.
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
     In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows based on escalated prices. There was no indication of an impairment in three months or nine months ended September 30, 2005 and 2004. Other property and equipment consists primarily of work boats, computer equipment and furniture and fixtures, which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.
     Revenue Recognition and Gas Balancing
     Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at September 30, 2005 and 2004.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     General and Administrative Expense
     General and administrative expense was reduced by operating fee income received of $2.5 million for the nine months ended September 30, 2005 and $2.8 million for the comparable period in 2004. The operating fee income is a reimbursement of general and administrative expense.
     As the parent of Comstock Offshore, Comstock provided certain general and administrative services for Comstock Offshore. For the nine months ended September 30, 2004, $2.2 million of Comstock’s general and administrative expenses were allocated to Comstock Offshore by Comstock based on the percentage of sales of Comstock Offshore as compared to the consolidated sales of all of Comstock’s subsidiaries. Management of Comstock believes this allocation method is reasonable and appropriate for attributing corporate overhead costs to the activities of its operating subsidiaries. Management estimates that the allocated costs would have been similar if Comstock Offshore had operated as an unaffiliated entity.
     Stock-based Compensation
     The Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in accounting for stock-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.
     Income Taxes
     Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. The Bois d’Arc Energy, LLC Predecessors were either individuals, partnerships or limited liability companies that pass through their taxable income to their owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy from May 10, 2005 through September 30, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on May 10, 2005 the Company established a $108.2 million provision for deferred income taxes.
     The following is an analysis of the Company’s consolidated income tax expense:

					Combined
	Bois d’Arc	Bois d’Arc	Bois d’Arc	Bois d’Arc	Bois d’Arc
	Energy,	Energy,	Energy,	Energy,	Energy, LLC
	Inc.	LLC	Inc.	LLC	Predecessors
	Three Months	Period from	Nine Months	Period from	Period from
	Ended	Inception to	Ended	Inception to	January 1,
	September 30,	September 30,	September 30,	September 30,	2004 to
	2005	2004	2005	2004	July 15, 2004
Current	$621	$—	$1,801	$—	$—
Deferred	6,938	—	117,892	—	—

Provision for income taxes	$7,559	$—	$119,693	$—	$—

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
     The following table presents the computation of the pro forma income tax expense:

					Combined
	Bois d’Arc	Bois d’Arc	Bois d’Arc	Bois d’Arc	Bois d’Arc
	Energy,	Energy,	Energy,	Energy,	Energy, LLC
	Inc.	LLC	Inc.	LLC	Predecessors
					Period from
	Three Months	Period from	Nine Months	Period from	January 1,
	Ended	Inception to	Ended	Inception to	2004 to
	September 30,	September 30,	September 30,	September 30,	July 15,
	2005	2004	2005	2004	2004
Income before income taxes	$20,828	$7,635	$57,583	$7,635	$23,773
Effective pro forma income tax rate	36%	37%	36%	37%	35%

Pro forma income tax expense	$7,559	$2,854	$20,875	$2,854	$8,321

     Earnings Per Share
     Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. The Company was organized as a limited liability company and accordingly had no shares outstanding from the period of Inception through September 30, 2004. Basic and diluted earnings per share for the three and nine months ended September 30, 2005 were determined as follows:

	Three Months Ended September 30, 2005
	Income	Shares	Per Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$13,269	62,429	$0.21

Diluted Earnings Per Share:
Net Income	$13,269	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,784

Net Income Available to Common Stockholders With Assumed Conversions	$13,269	64,213	$0.21

	Nine Months Ended September 30, 2005
	Income	Shares		Per Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Loss	$(62,110)	56,386		$(1.10)

Diluted Earnings Per Share:
Net Loss	$(62,110)	56,386
Effect of Dilutive Securities:
Stock Grants and Options	—	—	(1)

Net Loss Available to Common Stockholders With Assumed Conversions	$(62,110)	56,386		$(1.10)

(1)	For the nine months ended September 30, 2005 the effect of stock grants and options would have been anti-dilutive to the net loss.
     Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $3.0 million for the nine months ended September 30, 2005 and $0.2 million for the comparable period in 2004. Cash paid for income taxes was $1.6 million for the nine months ended September 30, 2005.
     Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability for asset retirement obligations:

			Combined
			Bois d’Arc
	Bois d’Arc	Bois d’Arc	Energy, LLC
	Energy, Inc.	Energy, LLC	Predecessors
	Nine Months		Period from
	Ended	Period from	January 1,
	September	Inception to	2004 to
	30, 2005	September 30, 2004	July 15, 2004
	($ in thousands)
Future abandonment liability at beginning of period	$28,253	$—	$24,876
Contributed on July 16, 2004	—	26,443	—
Accretion expense	1,396	421	—
Liabilities assumed and new wells drilled	1,913	250	1,567
Liabilities settled	(422)	(591)	—

Future abandonment liability at end of period	$31,140	$26,523	$26,443

(3) Debt
     On May 11, 2005, the Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $100.0 million as of September 30, 2005. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
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

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
(4) Payable to Comstock Resources
     Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. There were no repayment terms established by Comstock for its wholly-owned subsidiary. Interest expense has been included for the period from January 1, 2004, through July 15, 2004 in the accompanying financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. The payable to Comstock on July 16, 2004 was refinanced in its entirety by the contribution of $262.5 million to the equity of the Company and by $83.2 million in borrowings under Bois d’Arc Energy’s $200.0 million credit facility provided by Comstock in connection with its formation. Borrowings under the Comstock provided credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.0 million under the Comstock provided credit facility with proceeds from the initial public offering and borrowings under its new bank credit facility. Interest expense of $2.7 million was charged by Comstock under the credit facility during the nine months ended September 30, 2005.
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
     On May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. The Company sold 12,000,000 shares of common stock and received proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.
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

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY, LLC PREDECESSORS
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     The following table summarizes the options that have been awarded under the Incentive Plan and that were outstanding at September 30, 2005:

	Number of Options
	Granted and	Weighted Average	Weighted Average	Number of Options
Exercise Price	Outstanding	Exercise Price	Remaining Life	Exercisable
			(years)
$6.00 — $12.80	2,887,500	$6.19	8.7	— (1)

(1)	The options vest over five years with service to the Company.
     Also under the Incentive Plan, certain officers, managerial employees and consultants were granted a right to receive Class C units or common stock without cost to the recipient. The restrictions on the Class C units lapsed over a five year period. The Class C units were entitled to participate in the appreciation of the Company’s value and were convertible to a maximum of one-half of a Class B unit. All Class C units granted under the Incentive Plan were converted to restricted shares of common stock upon the Company’s conversion to a corporation on a 2 for 1 basis. The Company had 2,155,000 restricted shares outstanding as of September 30, 2005.
     Stock-based compensation expense of $1.4 million and $4.2 million was recognized in the three months and nine months ended September 30, 2005, respectively, for the Incentive Plan awards and is included in general and administrative expenses in the accompanying consolidated statement of operations. Stock-based compensation for the period from Inception to September 30, 2004 was $0.5 million.
(7) Commitments and Contingencies
     Contingencies
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.
(8) Related Party Transactions
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc paid this entity $440,000 for accounting services for the nine months ended September 30, 2004. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $55,000 and $167,000 for such services for the three months and nine months ended September 30, 2005, respectively.
     In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock provides accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Bois d’Arc Energy paid $15,000 and $135,000 to Comstock for accounting services provided in the three months and nine months ended September 30, 2005, respectively. Bois d’Arc Energy paid $60,000 to Comstock for accounting services provided for the period from Inception to September 30, 2004.

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
     We generally sell our oil and natural gas at current market prices at the point our platforms connect to third party purchaser pipelines. We market our products several different ways depending upon a number of factors, including the availability of purchasers for the product, the availability and cost of pipelines near the related production platform, market prices, pipeline constraints and operational flexibility. Accordingly, our revenues are heavily dependent upon the prices of, and demand for, oil and natural gas. Oil and natural gas prices have historically been volatile and are likely to remain volatile in the future. Our revenues for 2004 and 2005 benefited from a general increase in oil and natural gas prices. We have not entered into oil and natural gas hedging arrangements on any of our anticipated sales. However, we may in the future enter into such arrangements in order to reduce our exposure to price risks. Such arrangements may also limit our ability to benefit from increases in oil and natural gas prices.
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
     Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operational safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $31.1 million as of September 30, 2005.
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
     Our Formation. In July 2004, Comstock, Bois d’Arc Resources, Ltd. and Messrs. Blackie and Laufer formed our company to replace the joint exploration venture. Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd., and the other entities owned by Messrs. Blackie and Laufer and who we collectively refer to as “Bois d’Arc,” and certain participants in their exploration activities, who we collectively refer to as the “Bois d’Arc Participants,” and Comstock Offshore contributed to us substantially all of their Gulf of Mexico properties and assigned to us their related liabilities, including certain debt, in exchange for equity interests in us. The equity interests issued in exchange for the contributions were determined by using a valuation of the properties contributed by the particular contributors conducted by our independent petroleum consultants, relative to the value of the properties contributed by all contributors. Comstock Offshore contributed its Gulf of Mexico properties and assigned $83.2 million of related debt in exchange for an approximately 59.9% ownership interest. Each of the Bois d’Arc Participants contributed its interest in commonly owned Gulf of Mexico properties and they assigned in the aggregate $28.2 million of related liabilities in exchange for an approximately 40.1% aggregate ownership interest. The Bois d’Arc Participants also received $27.6 million in cash to equalize the amount that Comstock Offshore’s debt exceeded its proportional share of the liabilities assigned. We also reimbursed Comstock Offshore $12.7 million and Bois d’Arc $0.8 million for advances made under the joint exploration venture for undrilled prospects. On May 10, 2005 we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc. On May 11, 2005 we sold 12.0 million shares of common stock and received proceeds of $145.1 million in our initial public offering and a selling stockholder sold 1.5 million shares of common stock, of which we received no proceeds.

Comparability of Results
     The combined financial statements for the three months ended September 30, 2004 and the period from January 1, 2004 to July 15, 2004 and the discussion below with respect to periods prior to July 16, 2004 are based on the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us on a combined basis. Our predecessors, the Bois d’Arc Participants and Comstock Offshore, have operated as joint venture partners since 1997. Bois d’Arc Energy is a continuation of this joint venture and formalizes the relationship of the predecessors. A majority of the interests of our predecessors are in the same properties and the operations have been under the combined management of the predecessors. As such, combined financial statements using historical cost basis properly reflect the historical combined operations of Comstock Offshore and the Bois d’Arc Participants. The general and administrative expenses included in our predecessors’ combined financial statements reflect the general and administrative expenses of Bois d’Arc, a privately-held company, and certain general and administrative expenses allocated to Comstock Offshore by its parent, Comstock. As such, our future general and administrative expenses may be significantly different than those of our predecessors. The financial statements for the three and nine months ended September 30, 2005 and the period from Inception to September 30, 2004 and the discussion below include the results of Bois d’Arc Energy, LLC or Bois d’Arc Energy, Inc. subsequent to its conversion to a corporation on May 10, 2005.
Results of Operations
     Our operating data for the three months and nine months ended September 30, 2005 and 2004 is summarized below:

	Bois d’Arc	Bois d’Arc
	Energy, Inc.	Energy, LLC
	Three Months	Period from
	Ended	Inception to
	September 30,	September 30,
	2005	2004
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$43,434	$37,358
Expenses:
Oil and gas operating(1)	$8,344	$7,293
Exploration	$2,826	$6,660
Depreciation, depletion and amortization(2)	$9,172	$12,150
Net Production Data:
Oil (Mbbls)	245	440
Natural gas (Mmcf)	3,306	3,129
Natural gas equivalent (Mmcfe)	4,775	5,769
Average Sales Price:
Oil (Bbls)	$59.96	$42.54
Natural gas (Mcf)	$8.70	$5.96
Average equivalent price (per Mcfe)	$9.10	$6.48
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.75	$1.26
Depreciation, depletion and amortization(2)	$1.92	$2.11

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

			Combined
			Bois d’Arc
	Bois d’Arc	Bois d’Arc	Energy, LLC
	Energy, Inc.	Energy, LLC	Predecessors	Combined
	Nine Months	Period from	Period from	Nine Months
	Ended	Inception to	January 1, 2004	Ended
	September 30,	September 30,	to July 15,	September 30,
	2005	2004	2004	2004
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$135,595	$37,358	$70,341	$107,699
Expenses:
Oil and gas operating(1)	$24,324	$7,293	$15,233	$22,526
Exploration	$10,516	$6,660	$2,676	$9,336
Depreciation, depletion and amortization(2)	$33,657	$12,150	$22,831	$34,981
Net Production Data:
Oil (Mbbls)	956	440	832	1,272
Natural gas (Mmcf)	11,718	3,129	6,267	9,396
Natural gas equivalent (Mmcfe)	17,457	5,769	11,260	17,029
Average Sales Price:
Oil (Bbls)	$51.54	$42.54	$36.50	$38.59
Natural gas (Mcf)	$7.36	$5.96	$6.38	$6.24
Average equivalent price (per Mcfe)	$7.77	$6.48	$6.25	$6.32
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.39	$1.26	$1.35	$1.32
Depreciation, depletion and amortization(2)	$1.93	$2.11	$2.02	$2.05

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
Revenues -
     Our financial results for the three months and nine months ended September 30, 2005 were significantly impacted by Hurricanes Katrina and Rita and the other storm activity in the Gulf of Mexico. We had substantially all of our production shut in for 37 days as a result of the storms. In addition, certain third party pipelines and onshore processing facilities that transport and process our production were out of service as a result of the hurricanes. As a result, approximately 2.1 Bcfe or 30% of our pre-storm production was deferred in the third quarter of 2005.
     Oil and gas sales. Our oil and gas sales increased $6.1 million, or 16%, in the third quarter of 2005 to $43.4 million from $37.4 million in the third quarter of 2004. The increase in sales was attributable to the higher oil and gas prices that we realized in the third quarter of 2005 which was partially offset by our lower production in 2005’s third quarter. Our average realized gas price increased by 46% and our average realized oil price increased by 41% in the third quarter of 2005 as compared with the average prices we realized in the same period in 2004. In the third quarter of 2005 our natural gas production increased by 6% while our oil production decreased by 44%. The lower production in the quarter was primarily related to the deferred production related to the hurricane activity and was partially offset by production from new gas wells at Vermilion block 51 and South Marsh Island block 220 and at Ship Shoal blocks 109 and 110. In addition to the hurricane impact on our oil production, declines at Ship Shoal 113 unit accounted for the remaining decrease in oil production in the three months ended September 30, 2005.
     For the first nine months of 2005, our oil and gas sales increased $27.9 million (26%) to $135.6 million from $107.7 million for the nine months ended September 30, 2004. The increase in sales was attributable to higher oil and gas prices realized by us in 2005 together with an increase in our production in 2005, despite the deferral of 2.1 Bcfe of production related to the hurricane activity. Our average gas price increased 18% and our average oil price increased 34% in the first nine months of 2005 as compared to the same period in 2004. Our natural gas production increased 25% and our oil production decreased 25% from the first nine months of 2004. After taking into account the deferred production from the hurricanes, our gas production gains related primarily to new gas wells at Vermillion blocks 51 and 122 and Ship Shoal block 109 and 110. The oil production decline was primarily related to our Ship Shoal 113 unit.

Costs and Expenses -
     Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $8.3 million for the three months ended September 30, 2005, an increase of $1.0 million (14%) as compared to $7.3 million for the same period in 2004. Our operating expenses per equivalent Mcf produced increased $0.49, or 38%, to $1.75 for the third quarter of 2005 from $1.26 for the third quarter of 2004. The increase is due primarily to lifting costs associated with new wells placed on production in 2005. Oil and gas operating costs for the nine months ended September 30, 2005 increased $1.8 million (8%) to $24.3 million from $22.5 million for the nine months ended September 30, 2004. Oil and gas operating expenses per equivalent Mcf produced increased $0.07 to $1.39 for the nine months ended September 30, 2005 from $1.32 for the same period in 2004. The increase in operating expenses in 2005 is related to operating costs of new wells put on production in 2005. The higher lifting costs per equivalent Mcf produced is the result of the deferred production related to the hurricane activity in the Gulf of Mexico. Including the deferred production in the third quarter our operating costs per Mcfe would have been $1.21 and $1.24 per Mcfe for the three months and nine months ended September 30, 2005, respectively.
     Exploration expense. We incurred $2.8 million in exploration expense in the third quarter of 2005 which primarily relates to the acquisition of 3-D seismic data as compared to $6.7 million in the third quarter of 2004. Exploration expense in 2004’s third quarter related to the costs of three exploratory dry holes drilled and the acquisition of 3-D seismic data. For the nine months ended September 30, 2005, we had a provision for exploration expense totaling $10.5 million as compared to $9.3 million in the same period in 2004. The 2005 provision primarily related to the acquisition of seismic data and the 2004 provision related to four exploratory dry holes drilled and the acquisition of seismic data.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) in the third quarter of 2005 was $9.3 million, a decrease of $2.9 million from DD&A in the third quarter of 2004 of $12.2 million. DD&A per equivalent Mcf produced for the quarter ended September 30, 2005 was $1.92 as compared to $2.11 in the third quarter of 2004. For the nine months ended September 30, 2005, DD&A decreased $1.1 million (3%) to $33.9 million from $35.0 million for the nine months ended September 30, 2004. DD&A per equivalent Mcf produced was $1.93 for the nine months ended September 30, 2005 as compared to $2.05 for the nine months ended September 30, 2004.
     General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $1.9 million for the third quarter of 2005. For the period from our inception on July 16, 2004 through September 30, 2004 our general and administrative expenses were $0.8 million. For the first nine months of 2005, general and administrative expenses were $6.3 million. General and administrative expenses for the period from January 1, 2004 through July 15, 2004 were $1.5 million. These costs have increased primarily as a result of the management and staff that we hired after our formation. Included in general and administrative expenses are stock-based compensation of $1.4 million and $4.2 million for the three months and nine months ended September 30, 2005, respectively and $0.5 million for the period from our inception through September 30, 2004.
     Interest expense. Interest expense for three months ended September 30, 2005 of $0.3 million is $0.8 million less than interest expense for the period from our inception to September 30, 2004 of $1.1 million. The decrease is attributable to a reduction in the borrowings outstanding offset in part by higher interest rates. The average borrowings during the third quarter of 2005 were $18.6 million as compared to $127.0 million during the period from our inception to September 30, 2004. The average rate on the outstanding borrowings was 5.4% for the third quarter of 2005 as compared to 3.5% for the period from our inception to September 30, 2004. Interest expense for the nine months ended September 30, 2005 was $3.1 million. Interest expense for the period January 1, 2004 through July 15, 2004 was $4.5 million and interest expense for the period from our inception to September 30, 2004 was $1.1 million. Interest expense decreased in the nine months ended September 30, 2005 from the comparable period in 2004 primarily due to a reduction in borrowings outstanding. Average borrowings of $82.8 million during the nine months ended September 30, 2005 was lower than the $268.2 million average borrowings outstanding for the comparable period in 2004. The decrease due to the lower debt balances was partially offset by an increase in our average interest rate, which increased to 4.7% for the first nine months of 2005 from 2.7% for the comparable period in 2004.

     Income taxes. Upon our conversion to a corporation on May 10, 2005, we began to reflect a provision for income taxes for income subsequent to our conversion at an average tax rate of 36%. The provision for the period from May 11, 2005 to September 30, 2005 was $11.5 million. In connection with our conversion from a limited liability company to a corporation, we recorded a one time provision of $108.2 million to reflect our deferred tax liability on the date of conversion. No income taxes were reflected for any period prior to the conversion to a corporation as our taxable income was passed through to our members.
     Net income. Our net income for the three months ended September 30, 2005 was $13.3 million or $0.21 per share on diluted shares of 64.2 million. The net loss for the nine months ended September 30, 2005 was $62.1 million, or $1.10 per share on basic shares outstanding of 56.4 million. The net loss for the nine months ended September 30, 2005 resulted from the $108.2 million provision for the initial deferred tax liability upon our conversion to a corporation. Without the one time provision our net income would have been $46.1 million ($0.79 per share) for the nine months ended September 30, 2005. We reported net income of $7.6 million for the period from our inception on July 16, 2004 to September 30, 2004 and $23.8 million for the period from January 1, 2004 through July 15, 2004.
Critical Accounting Policies
     There have been no material changes to our accounting policies during the nine months ended September 30, 2005 except for the recording of income taxes subsequent to our conversion to a corporation on May 10, 2005.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the nine months ended September 30, 2005 our primary sources of funds were net cash flow from operating activities of $106.7 million, our initial public offering proceeds of $145.1 million, and borrowings of $16.0 million from Comstock and $24.0 million under our bank credit facility. Our net cash flow from operating activities of $106.7 million in the first nine months of 2005 increased $32.3 million (43%) from $74.4 million for the nine months ended September 30, 2004. The increase is primarily the result of higher oil and gas sales which were driven by the higher oil and gas prices that we have realized in 2005.
     Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the nine months ended September 30, 2005, we incurred capital expenditures of $125.1 million primarily for exploration, development and acquisition activities and we repaid $164.1 million that we had borrowed from Comstock.
     Our capital expenditure activity is summarized in the following table:

			Combined
			Bois d’Arc
	Bois d’Arc	Bois d’Arc	Energy, LLC
	Energy, Inc.	Energy, LLC	Predecessors
	Nine Months		Period from	Combined
	Ended	Period from	January 1,	Nine Months Ended
	September	Inception to	2004 to	September 30,
	30, 2005	September 30, 2004	July 15, 2004	2004
	($ in thousands, except per unit amounts)
Acquisitions of proved oil and gas properties	$—	$—	$715	$715
Acquisitions of unproved oil and gas properties	3,813	560	2,049	2,609
Exploration and development expenditures	119,910	19,331	80,509	99,840
Other	1,354	331	—	331

	$125,077	$20,222	$83,273	$103,495

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have budgeted approximately $43.0 million for development and exploration projects in the fourth quarter of 2005.
     Our Gulf of Mexico operations were substantially impacted by Hurricanes Katrina and Rita and the other storm activity in the Gulf of Mexico that occurred during the third quarter of 2005. Certain of our production facilities were damaged during the hurricanes. We estimate that the cost of repairs that will not be covered by insurance will be approximately $2.0 million. We had four drilling rigs under contract in the Gulf of Mexico during the quarter. None were damaged by the storms; however, they were idle for a combined 63 days because of the storm activity which has the effect of increasing the costs of our drilling activity in 2005. We also had substantially all of our production shut in for 37 days as a result of the storms. In addition, certain third party pipelines and onshore processing facilities that transport and process our production were out of service as a result of the hurricanes. As a result, approximately 2.1 Bcfe or 30% of our production in the third quarter was deferred. Since Hurricane Rita, we have restored approximately 57 Mmcfe of natural gas per day of our production which represents approximately 72% of our pre-storm production. We expect additional production to resume over the next several months, depending on the restoration of third party pipelines and onshore processing facilities. With the limited production in the third and fourth quarters of 2005, we do not expect to generate adequate cash flow to fund our drilling expenditures. Accordingly, we will be required to borrow under our bank credit facility to fund a portion of our drilling expenditures. We believe that our availability under the bank credit facility will be adequate until our production level returns to pre-hurricane levels.
     On May 11, 2005 we completed an initial public offering of 13.5 million shares of common stock at $13.00 per share to the public. We sold 12.0 million shares of common stock and received proceeds of $145.1 million and a selling stockholder sold 1.5 million shares, of which we received no proceeds. Prior to completing the offering, we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc.
     We also entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was initially set at $100.0 million and thereafter is redetermined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. We repaid the outstanding balance under the credit facility provided by Comstock out of the net proceeds of our initial public offering and borrowings under our new credit facility and we were released as a guarantor of Comstock’s debt.
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
     Upon our formation, Comstock provided a revolving line of credit to us with a maximum outstanding amount of $200.0 million. Approximately $152.4 million of this revolver was used to repay the debt assigned to us in our formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under this credit facility bore interest at our option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. The credit facility was to mature on April 1, 2006 and was repaid in full with the proceeds from the initial public offering and borrowings under our new bank credit facility.
     In addition to our debt obligations, our liabilities for other commitments as of September 30, 2005 are as follows:

(In thousands)
Operating leases	$2,393
Contracted drilling services	$24,049
Acquisition of seismic data	$8,340
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISKS
     Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2005, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.9 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $11.6 million. We have not entered into any hedging arrangements.
     Interest Rates. As of September 30, 2005, we had $24.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under the our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2005, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2005 by approximately $95,000.

ITEM 4. CONTROLS AND PROCEDURES
     As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

BOIS d’ARC ENERGY, INC.
Date: November 14, 2005	/s/ WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2005	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)