Form 10-Q
period 2006-03-31
Bois d Arc Energy, Inc.
filed 2006-05-11
CIK 1304069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended March 31, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.01, as of May 11, 2006 was 64,170,000.

BOIS d’ARC ENERGY, INC.
QUARTERLY REPORT
For The Quarter Ended March 31, 2006
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets — March 31, 2006 and December 31, 2005	4
Consolidated Statements of Operations — Three Months Ended March 31, 2006 and 2005	5
Consolidated Statement of Change in Stockholders’ Equity — Three Months ended March 31, 2006	6
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2006 and 2005	7
Notes to Consolidated and Combined Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risks	19

Item 4. Controls and Procedures	20

PART II. Other Information

Item 6. Exhibits	21

Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906
First Amendment to Credit Agreement
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification for the CEO as required by Section 906
Certification for the CFO as required by Section 906

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

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and cash equivalents	$7,593	$12,043
Accounts Receivable:
Oil and gas sales	20,144	25,520
Joint interest operations	9,443	8,364
Prepaid Expenses	2,392	4,245

Total current assets	39,572	50,172
Property and Equipment:
Proved properties	301,680	299,947
Unevaluated properties	12,579	13,533
Wells and related equipment and facilities	663,348	620,778
Accumulated depreciation, depletion and amortization	(288,193)	(274,434)

Net oil and gas properties	689,414	659,824
Other Property and Equipment, net of accumulated depreciation of $963 and $875 as of March 31, 2006 and December 31, 2005, respectively	2,022	2,107
Other Assets	720	799

	$731,728	$712,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$31,838	$48,005
Accrued Expenses	19,154	18,401

Total current liabilities	50,992	66,406
Long-Term Debt	76,000	69,000
Deferred Income Taxes Payable	131,508	123,256
Reserve for Future Abandonment Costs	35,778	35,034

Total liabilities	294,278	293,696
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.01 par, 100,000,000 shares authorized, 64,170,000 and 64,155,000 outstanding at March 31, 2006 and December 31, 2005, respectively	642	642
Additional paid-in capital	456,451	454,988
Retained earnings (deficit)	(19,643)	(36,424)

Total stockholders’ equity	437,450	419,206

	$731,728	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands except per share or
	unit amounts)
Oil and gas sales	$61,833	$43,476
Operating expenses:
Oil and gas operating	12,440	7,707
Exploration	4,531	3,136
Depreciation, depletion and amortization	14,393	11,821
General and administrative	3,241	2,027

Total operating expenses	34,605	24,691

Income from operations	27,228	18,785
Other income (expenses):
Interest income	69	45
Interest expense	(1,077)	(1,768)

Total other expenses	(1,008)	(1,723)

Income before income taxes	26,220	17,062
Provision for income taxes	(9,439)	—

Net income	$16,781	$17,062

Income per share (unit):
Basic	$0.27	$0.34

Diluted	$0.26	$0.33

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes		$17,062
Pro forma provision for income taxes		(6,088)

Pro forma net income		$10,974

Pro forma earnings per share (unit):
Basic		0.22

Diluted		0.21

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	62,429	50,000

Diluted	64,429	51,627

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Months Ended March 31, 2006
(Unaudited)

		Additional	Retained
	Common	Paid in	Earnings
	Stock	Capital	(Deficit)	Total
	(In thousands)
Balance at January 1, 2006	$642	$454,988	$(36,424)	$419,206
Stock-based compensation	—	1,463	—	1,463
Net income	—	—	16,781	16,781

Balance at March 31, 2006	$642	$456,451	$(19,643)	$437,450

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,781	$17,062
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	8,252	—
Dry holes and leasehold impairments	3,306	—
Depreciation, depletion and amortization	14,393	11,821
Stock-based compensation	1,463	1,357
Amortization of loan costs	79	—
(Increase) decrease in accounts receivable	4,297	(4,112)
(Increase) decrease in prepaid expenses	1,853	(90)
Decrease in accounts payable and accrued expenses	(17,673)	(4,303)

Net cash provided by operating activities	32,751	21,735

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,201)	(36,232)

Net cash used for investing activities	(44,201)	(36,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	—	16,030
Borrowings under bank credit facility	42,000	—
Principal payments on bank credit facility	(35,000)	—

Net cash provided by financing activities	7,000	16,030

Net increase (decrease) in cash and cash equivalents	(4,450)	1,533
Cash and cash equivalents, beginning of period	12,043	2,416

Cash and cash equivalents at end of period	$7,593	$3,949

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
(1) ORGANIZATION -
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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
     Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and the related results of operations and cash flows of the Company for the three months ended March 31, 2006 and 2005, respectively.
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The results of operations for the three months ended March 31, 2006 are not necessarily an indication of the results expected for the full year.
     Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
     General and Administrative Expense
     General and administrative expense was reduced by operating fee income received of $0.5 million and $0.8 million for the three months ended March 31, 2006 and 2005, respectively. The operating fee income is a reimbursement of the Company’s general and administrative expense. General and administrative expense include fees paid to Comstock Resources, Inc. (“Comstock”) of $15,000 and $60,000 for the three months ended March 31, 2006 and 2005, respectively, for accounting services under a service agreement.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Continued)
Stock-Based Compensation
     Effective January 1, 2006 Bois d’Arc Energy adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the three months ended March 31, 2006. During the three months ended March 31, 2006 and 2005, the Company recognized $1.5 million and $1.4 million, respectively, in stock-based compensation expense within general and administrative expenses.
     Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities The Company had no excess tax benefits from stock-based compensation for the three months ended March 31, 2006.
     Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 50,000 shares at an exercise price of $15.48 were granted during the three months ended March 31, 2006. The fair value of the options awarded was $9.15 per option share. Total compensation expense recognized for all outstanding stock options for the three months ended March 31, 2006 and 2005 was $747,000 and $628,000, respectively. Total unrecognized compensation cost related to non-vested stock options of $10.7 million is expected to be recognized over a weighted average period of 5.0 years. A summary of outstanding and exercisable options as of March 31, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	3,107,000	$6.89	8.3 years	$30,310
Options Exercisable	560,000	$6.00	8.3 years	$5,964
     Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 25,000 shares were made during the three months ended March 31, 2006. The value of the grants awarded were $15.48 per share. Total compensation cost recognized for restricted stock grants for the three months ended March 31, 2006 and 2005 was $716,000 and $729,000, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $10.0 million as of March 31, 2006, is expected to be recognized over a weighted average period of 5 years. As of March 31, 2006 the Company had 1,741,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.92.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Income Taxes
     Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. Accordingly, provision for federal and state corporate income taxes has been made only for the operations of Bois d’Arc Energy for the quarter ended March 31, 2006 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company’s customary rate of 35% and the effective tax rate of 36% for the three months ended March 31, 2006 is due to permanent book tax differences, primarily nondeductible stock based compensation.
     The following is an analysis of the Company’s consolidated income tax expense:

Three Months
Ended
March 31, 2006
(In thousands )
Current	$1,187
Deferred	8,252

Provision for Income Taxes	$9,439

     Pro Forma Income Tax Information
     The pro forma unaudited income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for the period presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for the period presented.
     The following table presents the computation of the pro forma income tax expense:

Three Months
Ended
March 31, 2005
(In thousands)
Income before income taxes	$17,062
Effective pro forma income tax rate	36%

Pro forma income tax expense	$6,088

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Earnings Per Share (Unit)
     Basic earnings per share (unit) is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share (unit) is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share (unit) for the three months ended March 31, 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from the inception of the Company as follows:

	Three Months Ended March 31, 2006
			Per
	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$16,781	62,429	$0.27

Diluted Earnings Per Share:
Net Income	$16,781	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	2,000

Net Income Available to Common Stockholders With Assumed Conversions	$16,781	64,429	$0.26

	Three Months Ended March 31, 2005
			Per
	Income	Units(1)	Unit (1)
	(In thousands, except per share amounts)
Basic Earnings Per Unit:
Net Income	$17,062	50,000	$0.34

Diluted Earnings Per Unit:
Net Income	$17,062	50,000
Effect of Dilutive Securities:
Unit Grants and Options	—	1,627

Net Income Available to Unitholders With Assumed Conversions	$17,062	51,627	$0.33

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at the inception of Bois d’Arc Energy, LLC.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $1.4 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. Cash paid for income taxes was $1.0 million for the three months ended March 31, 2006. The Company was organized as a limited liability company during the three months ended March 31, 2005 and did not pay income taxes during this period.
     Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the three months ended March 31, 2006 and 2005:

	Three months
	Ended March 31,
	2006	2005
	($ in thousands)
Future abandonment liability — beginning of period	$35,034	$28,253
Accretion expense	546	439
New wells drilled	198	921
Liabilities settled	—	(218)

Future abandonment liability — end of period	$35,778	$29,395

(3) LONG-TERM DEBT -
     On May 11, 2005, the Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $100.0 million as of March 31, 2006. The borrowing base was increased to $150.0 million effective May 8, 2006. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of March 31, 2006.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
(4) PAYABLE TO COMSTOCK RESOURCES -
     In connection with the Company’s formation, Comstock provided a $200.0 million credit facility. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.1 million under the Comstock provided credit facility with proceeds from its initial public offering and borrowings under its new bank credit facility. Interest expense of $1.8 million was charged by Comstock under the credit facility during the three months ended March 31, 2005.
(5) STOCKHOLDERS’ EQUITY -
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
(6) COMMITMENTS AND CONTINGENCIES -
     Contingencies
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.
(7) RELATED PARTY TRANSACTIONS -
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $10,000 and $49,000 for such services for the three months ended March 31, 2006 and 2005, respectively.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(continued)
     In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock agreed to provide accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Bois d’Arc Energy paid $15,000 and $60,000 to Comstock for accounting services provided in the three months ended March 31, 2006 and 2005, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2005.
Comparability of Results
     The financial statements for the three months ended March 31, 2006 and 2005 include the results of Bois d’Arc Energy, LLC prior to its conversion to a corporation on May 10, 2005.
Results of Operations
     Our operating data for the three months ended March 31, 2006 and 2005 is summarized below:

	Three months ended March 31,
	2006	2005
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$61,833	$43,476
Expenses:
Oil and gas operating(1)	$12,440	$7,707
Exploration	$4,531	$3,136
Depreciation, depletion and amortization	$14,393	$11,821
Net Production Data:
Oil (Mbbls)	317	351
Natural gas (Mmcf)	5,065	4,051
Natural gas equivalent (Mmcfe)	6,968	6,154
Average Sales Price:
Oil ($/Bbl)	$60.95	$47.63
Natural gas ($/Mcf)	$8.39	$6.61
Average equivalent price ($/Mcfe)	$8.87	$7.06
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.79	$1.25
Depreciation, depletion and amortization(2)	$2.05	$1.91

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
     Our financial results for the three months ended March 31, 2006 were impacted by the continuing delays in the return to service of certain pipelines and onshore processing facilities which have been out of service as a result of damage caused by Hurricanes Katrina and Rita and other storm activity in the Gulf of Mexico during 2005. As a result, approximately 1.6 Bcfe or 19% of our pre-storm production was deferred in the first quarter of 2006.

Revenues -
     Oil and gas sales. Our oil and gas sales increased $18.3 million, or 42%, in the first quarter of 2006 to $61.8 million from $43.5 million in the first quarter of 2005. The increase in sales was attributable to the higher oil and gas prices that we realized in the first quarter of 2006 and higher natural gas production partially offset by our lower oil production in the first quarter of 2006. Our average realized gas price increased by 27% and our average realized oil price increased by 28% in the first quarter of 2006 as compared with the prices we realized in the same period in 2005. In the first quarter of 2006 our natural gas production increased by 25% and our oil production decreased by 10%. The higher natural gas production in the first quarter of 2006 was primarily related to new wells drilled at Ship Shoal 111 and Vermillion 122. The lower oil production in the first quarter of 2006 was primarily related to properties which were shut-in due to the 2005 hurricane activity.
Costs and Expenses -
     Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $12.4 million for the three months ended March 31, 2006, an increase of $4.7 million (61%) as compared to $7.7 million for the same period in 2005. Our operating expenses per equivalent Mcf produced increased $0.54, or 43%, to $1.79 for the first quarter of 2006 from $1.25 for the first quarter of 2005. The increase is due primarily to $1.9 million in repair costs that we incurred related to the hurricanes in 2005 and additional lifting costs associated with new wells that were placed on production during the quarter. Including the deferred production in the first quarter and excluding hurricane repair costs, our operating costs per Mcfe would have been $1.23 per Mcfe for the three months ended March 31, 2006 which would have been comparable to 2005’s lifting rate.
     Exploration expense. We incurred $4.5 million in exploration expense in the first quarter of 2006 which primarily relates to the acquisition of 3-D seismic data and one exploratory dry hole drilled as compared to $3.1 million that was incurred during the first three months of 2005 for the acquisition of 3-D seismic data.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) in the first quarter of 2006 was $14.4 million, an increase of $2.6 million (22%) from DD&A in the first quarter of 2005 of $11.8 million. The increase in DD&A in the first quarter of 2006 relates to the 13% increase in production and the higher amortization rate. DD&A per equivalent Mcf produced for the quarter ended March 31, 2006 was $2.05 as compared to $1.91 in the first quarter of 2005.
     General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $3.2 million for the three months ended March 31, 2006, an increase of $1.2 million (60%) from $2.0 million during the first quarter of 2005. These costs have increased primarily as a result of our increased staffing level and the costs associated with being a public company. Included in general and administrative expenses are stock-based compensation of $1.5 million and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.
     Interest expense. Interest expense for three months ended March 31, 2006 of $1.1 million is $0.7 million less than interest expense for the comparable period in 2005. The decrease is attributable to a reduction in borrowings outstanding offset in part by higher interest rates. The average borrowings under our bank credit facility during the first quarter of 2006 were $68.5 million as compared to average borrowings of $155.1 million from Comstock during the three months ended March 31, 2005. The average rate on the outstanding borrowings was 5.8% for the first quarter of 2006 as compared to 4.6% for the first quarter of 2005.
     Income taxes. The provision for income taxes in the three months ended March 31, 2006 of $9.4 million reflects our average effective tax rate of 36%. There was no provision for income taxes for the three months ended March 31, 2005 as we were a limited liability company during this period and our income taxes passed through to our owners.

     Net income. Our net income for the three months ended March 31, 2006 was $16.8 million or $0.26 per share on diluted shares of 64.4 million as compared to $17.1 million or $0.33 per diluted unit on diluted units of 51.6 million for the three months ended March 31, 2005. After giving effect to the pro forma effect of income taxes for the first three months of 2005, our net income would have been $11.0 million or $0.21 per unit.
Critical Accounting Policies
     The information included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our annual report filed on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.
     There have been no material changes to our accounting policies during the three months ended March 31, 2006 except for the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment.” Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the three months ended March 31, 2006. See Note 2 for additional discussion regarding our accounting for stock-based compensation.
Liquidity and Capital Resources
     Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the three months ended March 31, 2006 our primary sources of funds were net cash flow from operating activities of $32.8 million and a net increase of $7.0 million borrowed under our bank credit facility. Our net cash flow from operating activities increased $11.1 million (51%) in the first quarter of 2006 from $21.7 million for the three months ended March 31, 2005. This increase is primarily the result of our higher revenues in the first quarter of 2006 which were driven by the higher oil and gas prices and increased production.
     Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the three months ended March 31, 2006, we incurred capital expenditures of $46.5 million primarily for our exploration and development activities.
     Our capital expenditure activity is summarized in the following table:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$978	$100
Development drilling	11,823	15,364
Exploratory drilling	26,312	13,848
Other development	7,344	8,240

	46,457	37,552
Other	3	267

	$46,460	$37,819

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have budgeted approximately $190.0 million for development and exploration projects in 2006.

     Our operations were substantially impacted by Hurricanes Katrina and Rita and the other storm activity in the Gulf of Mexico that occurred during the third quarter of 2005. Certain of our production facilities were damaged during the hurricanes. Third party pipelines and onshore processing facilities that transport and process our production have been out of service as a result of the hurricanes. Due to continuing delays in the return to service of third party pipelines and processing facilities, approximately 1.6 Bcfe or 19% of our production in the three months ended March 31, 2006 was deferred.
     In 2005, we entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. The credit facility matures on May 11, 2009. Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base increased to $150.0 million effective May 8, 2006. Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISKS
     Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.3 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $5.0 million. We have not entered into any hedging arrangements.
     Interest Rates. As of March 31, 2006, we had $76.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2006, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2006 by approximately $169,000.

ITEM 4. CONTROLS AND PROCEDURES
     As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS
Exhibit No.

10.1*	First Amendment to Credit Agreement dated May 8, 2006 among Bois d’Arc Energy, the Bank of Nova Scotia as administrative agent, Calyon New York Branch, as syndication agent, AmSouth Bank, as documentation agent and the lenders named therein.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.
Date: May 11, 2006	/s/WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2006	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)