Form 10-Q
period 2006-06-30
Bois d Arc Energy, Inc.
filed 2006-08-07
CIK 1304069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarter Ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001-32494
BOIS d’ARC ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-1268553 (I.R.S. Employer Identification Number)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     The number of shares outstanding of the registrant’s common stock, par value $.01, as of August 7, 2006 was 64,171,500.

BOIS d’ARC ENERGY, INC.
QUARTERLY REPORT
For The Quarter Ended June 30, 2006
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets – June 30, 2006 and December 31, 2005	4

Consolidated Statements of Operations – Three Months and Six Months Ended June 30, 2006 and 2005	5

Consolidated Statement of Stockholders’ Equity – Six Months ended June 30, 2006	6

Consolidated Statements of Cash Flows – Six Months Ended June 30, 2006 and 2005	7

Notes to Consolidated Financial Statements	8

Independent Accountants’ Review Report	15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

Item 4. Controls and Procedures	21

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	22

Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Section 906 Certification of the CEO
Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)
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

BOIS d’ARC ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
Cash and Cash Equivalents	$7,360	$12,043
Accounts Receivable:
Oil and gas sales	21,242	25,520
Joint interest operations	8,170	8,364
Prepaid Expenses	14,680	4,245

Total current assets	51,452	50,172
Oil and Gas Properties:
Proved properties	301,384	299,947
Unevaluated properties	12,664	13,533
Wells and related equipment and facilities	727,761	620,778
Accumulated depreciation, depletion and amortization	(302,839)	(274,434)

Net oil and gas properties	738,970	659,824
Other Property and Equipment, net of accumulated depreciation of $1,057 and $875 as of June 30, 2006 and December 31, 2005, respectively	2,194	2,107
Other Assets	703	799

	$793,319	$712,902

LIABILITIES AND STOCKHOLDERS’ EQUITY

Short-term Debt	$9,750	$—
Accounts Payable	41,136	48,005
Accrued Expenses	22,312	18,401

Total current liabilities	73,198	66,406
Long-Term Debt	90,000	69,000
Deferred Income Taxes Payable	138,344	123,256
Reserve for Future Abandonment Costs	37,988	35,034

Total liabilities	339,530	293,696
Commitments and Contingencies
Stockholders’ Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 64,170,000 and 64,155,000 outstanding at June 30, 2006 and December 31, 2005, respectively	642	642
Additional paid-in capital	458,007	454,988
Retained earnings (deficit)	(4,860)	(36,424)

Total stockholders’ equity	453,789	419,206

	$793,319	$712,902

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Oil and gas sales	$59,607	$48,685	$121,440	$92,161
Operating expenses:
Oil and gas operating	11,821	8,273	24,261	15,980
Exploration	3,718	4,554	8,249	7,690
Depreciation, depletion and amortization	16,495	12,785	30,888	24,606
Impairment	846	—	846	—
Loss on disposal of assets	—	89	—	89
General and administrative, net	2,641	2,360	5,882	4,387

Total operating expenses	35,521	28,061	70,126	52,752

Income from operations	24,086	20,624	51,314	39,409
Other income (expenses):
Interest income	57	50	126	95
Other income	327	—	327	—
Interest expense	(1,569)	(981)	(2,646)	(2,749)

Total other expenses	(1,185)	(931)	(2,193)	(2,654)

Income before income taxes	22,901	19,693	49,121	36,755
Provision for income taxes	(8,118)	(112,134)	(17,557)	(112,134)

Net income (loss)	$14,783	$(92,441)	$31,564	$(75,379)

Net income (loss) per share (unit):
Basic	$0.24	$(1.62)	$0.51	$(1.41)

Diluted	$0.23	$(1.62)	$0.49	$(1.41)

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	62,429	57,118	62,429	53,315

Diluted	64,515	57,118	64,472	53,315

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes		$19,693		$36,755
Pro forma provision for income taxes		(7,152)		(13,386)

Pro forma net income		$12,541		$23,369

Pro forma earnings per share (unit):
Basic		$0.22		$0.44

Diluted		$0.21		$0.42

Weighted average common and common stock equivalent shares (units) outstanding:
Basic		57,118		53,315

Diluted		58,857		54,997

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006 (Unaudited)

		Additional	Retained
	Common	Paid-in	Earnings
	Stock	Capital	(Deficit)	Total
	(In thousands)
Balance at December 31, 2005	$642	$454,988	$(36,424)	$419,206
Stock-based compensation	—	3,019	—	3,019
Net income	—	—	31,564	31,564

Balance at June 30, 2006	$642	$458,007	$(4,860)	$453,789

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,564	$(75,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	15,088	110,954
Dry holes and leasehold impairments	6,554	—
Depreciation, depletion and amortization	30,888	24,606
Impairments	846	—
Stock-based compensation	3,019	2,745
Amortization of loan costs	108	6
Loss on disposal of assets	—	89
(Increase) decrease in accounts receivable	4,472	(17,194)
Increase in prepaid expenses	(685)	(2,191)
Increase (decrease) in accounts payable and accrued expenses	(7,827)	21,294

Net cash provided by operating activities	84,027	64,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(109,610)	(68,502)
Proceeds from sale of assets	—	160

Net cash used for investing activities	(109,610)	(68,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	—	16,000
Repayment to Comstock Resources	—	(164,066)
Borrowings under bank credit facility	56,000	11,000
Principal payments on bank credit facility	(35,000)	—
Proceeds from issuance of common stock	—	145,080
Stock and debt issuance costs	(100)	(2,103)
Redemption of Class A units	—	(10)

Net cash provided by financing activities	20,900	5,901

Net increase (decrease) in cash and cash equivalents	(4,683)	2,489
Cash and cash equivalents, beginning of period	12,043	2,416

Cash and cash equivalents at end of period	$7,360	$4,905

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)
(1) ORGANIZATION –
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
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –
  Basis of Presentation
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006, the related results of operations for the three months and six months ended June 30, 2006 and 2005 and the cash flows of the Company for the six months ended June 30, 2006 and 2005, respectively.
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
     The results of operations for the six months ended June 30, 2006 are not necessarily an indication of the results expected for the full year.
  Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation.
  General and Administrative Expenses
     General and administrative expenses were reduced by operating fee income received of $2.0 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The operating fee income is a reimbursement of the Company’s general and administrative expenses. General and administrative expenses include fees paid to Comstock Resources, Inc. (“Comstock”) of $30,000 and $120,000 for the six months ended June 30, 2006 and 2005, respectively, for accounting services under a service agreement.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
  Stock-Based Compensation
     Effective January 1, 2006 Bois d’Arc Energy adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the six months ended June 30, 2006. During the three months ended June 30, 2006 and 2005, the Company recognized $1.6 million and $1.4 million, respectively, in stock-based compensation expense within general and administrative expenses. The Company recognized stock-based compensation expense of $3.0 million and $2.7 million during the six months ended June 30, 2006 and 2005, respectively.
     Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities The Company had no excess tax benefits from stock-based compensation for the six months ended June 30, 2006.
     Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 294,000 shares at exercise prices ranging from $14.23 to $16.47 per share were granted during the six months ended June 30, 2006. The fair value of the options awarded was $9.65 per option share. Total compensation expense recognized for all outstanding stock options for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. Total compensation expense of $1.6 million and $1.3 million related to non-vested stock options was recognized during the six months ended June 30, 2006 and 2005 respectively. Total unrecognized compensation cost related to non-vested stock options of $12.2 million is expected to be recognized over a period of 5.0 years. A summary of outstanding and exercisable options as of June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options Outstanding	3,351,000	$7.57	8.2	$29,840
Options Exercisable	589,500	$6.33	7.8	$5,975

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 25,000 shares were made during the six months ended June 30, 2006. The value of the grants awarded were $15.48 per share. Total compensation cost recognized for restricted stock grants for the three months ended June 30, 2006 and 2005 was $0.8 million and $0.7 million, respectively. Total compensation expense of $1.4 million and $1.4 million for restricted stock grants was recognized during the six months ended June 30, 2006 and 2005, respectively. Total unrecognized compensation cost related to non-vested restricted stock of $9.2 million as of June 30, 2006, is expected to be recognized over a period of 4.8 years. As of June 30, 2006 the Company had 1,741,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.92 per share.
  Income Taxes
     Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. Accordingly, no provision for federal and state corporate income taxes was made for the operations of Bois d’Arc Energy prior to May 10, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on May 10, 2005 the Company established a $108.2 million provision for deferred income taxes. The difference between the Company’s customary rate of 35% and the effective tax rate of 35.4% and 35.7% for the three and six months ended June 30, 2006 is due to permanent book tax differences, primarily nondeductible stock based compensation.
     The following is an analysis of the Company’s consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(In thousands)
Current	$1,281	$1,180	$2,469	$1,180
Deferred	6,837	110,954	15,088	110,954

Provision for Income Taxes	$8,118	$112,134	$17,557	$112,134

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

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)
     The following table presents the computation of the pro forma income tax expense for the three and six month periods ended June 30, 2005:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
	(In thousands)
Income before income taxes	$19,693	$36,755
Effective pro forma income tax rate	36%	36%

Pro forma income tax expense	$7,152	$13,386

  Earnings Per Share (Unit)
     Basic earnings per share (unit) is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share (unit) is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share (unit) for the three and six months ended June 30, 2006 and 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from the inception of the Company as follows:

	Three Months Ended June 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net Income (Loss)	$14,783	62,429	$0.24	$(92,441)	57,118		$(1.62)

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$14,783	62,429		$(92,441)	57,118
Effect of Dilutive Securities:
Stock Grants and Options	—	2,086		—	—	(1)

Net Income (Loss) Available to Common Stockholders With Assumed Conversions	$14,783	64,515	$0.23	$(92,441)	57,118	(1)	$(1.62	)(1)

	Six Months Ended June 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net Income (Loss)	$31,564	62,429	$0.51	$(75,379)	53,315		$(1.41)

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$31,564	62,429		$(75,379)	53,315
Effect of Dilutive Securities:
Stock Grants and Options	—	2,043		—	—	(1)

Net Income (Loss) Available to Common Stockholders With Assumed Conversions	$31,564	64,472	$0.49	$(75,379)	53,315	(1)	$(1.41	)(1)

(1)	The effect of stock grants and options of 1,739 and 1,682 shares for the three and six months ended June 30, 2005, respectively, would have been antidilutive to the net loss.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
  Statements of Cash Flows
     For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $2.8 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. Cash paid for income taxes was $2.0 million for the six months ended June 30, 2006. No tax payments were made for the six months ended June 30, 2005.
  Asset Retirement Obligations
     Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the six months ended June 30, 2006 and 2005:

	Six months
	Ended June 30,
	2006	2005
	($ in thousands)
Future abandonment liability – beginning of period	$35,034	$28,253
Accretion expense	1,102	906
New wells drilled	1,852	1,839
Liabilities settled	—	(423)

Future abandonment liability – end of period	$37,988	$30,575

(3) LONG-TERM DEBT –
     On May 11, 2005, the Company entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $150.0 million as of June 30, 2006. The borrowing base is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.
     A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries’ assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of June 30, 2006.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(4) PAYABLE TO COMSTOCK RESOURCES –
     In connection with the Company’s formation, Comstock provided a $200.0 million credit facility. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.1 million under the Comstock provided credit facility with proceeds from its initial public offering and borrowings under its new bank credit facility. Interest expense of $0.9 million and $2.7 million was charged by Comstock under the credit facility during the three and six months ended June 30, 2005.
(5) STOCKHOLDERS’ EQUITY –
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
(6) COMMITMENTS AND CONTINGENCIES –
     From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

BOIS d’ARC ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)
(7) RELATED PARTY TRANSACTIONS –
     An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d’Arc and the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $63,000 and $112,000 for such services for the three months and six months ended June 30, 2005, respectively. Fees for accounting services under this agreement of $8,000 and $18,000 were paid during the three and six months ended June 30, 2006.
     In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock agreed to provide accounting services for $240,000 annually. The service agreement was amended to reduce the fee to $5,000 per month beginning in July 2005. Payments to Comstock under this service agreement were $60,000 and $120,000 for the three and six months ended June 30, 2005. Bois d’Arc Energy paid $15,000 and $30,000 to Comstock for accounting services provided in the three months and six months ended June 30, 2006, respectively.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT
We have reviewed the consolidated balance sheet of Bois d’Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2006, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005, the consolidated statement of stockholders’ equity for the six months ended June 30, 2006, and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 13, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Dallas, Texas
August 2, 2006

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
Comparability of Results
     The financial statements for the three and six months ended June 30, 2006 and 2005 include the results of Bois d’Arc Energy, LLC prior to its conversion to a corporation on May 10, 2005.
Results of Operations
     Our operating data for the three and six months ended June 30, 2006 and 2005 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$59,607	$48,685	$121,440	$92,161
Expenses:
Oil and gas operating(1)	$11,821	$8,273	$24,261	$15,980
Exploration	$3,718	$4,554	$8,249	$7,690
Depreciation, depletion and amortization	$16,495	$12,785	$30,888	$24,606
Net Production Data:
Oil (Mbbls)	345	361	663	711
Natural gas (Mmcf)	5,218	4,362	10,282	8,413
Natural gas equivalent (Mmcfe)	7,290	6,527	14,259	12,682
Average Sales Price:
Oil ($/Bbl)	$69.31	$49.63	$65.31	$48.65
Natural gas ($/Mcf)	$6.84	$7.05	$7.60	$6.84
Average equivalent price ($/Mcfe)	$8.18	$7.46	$8.52	$7.27
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.62	$1.27	$1.70	$1.26
Depreciation, depletion and amortization(2)	$2.25	$1.94	$2.15	$1.93

(1)	Includes lease operating costs and production and ad valorem taxes.

(2)	Represents depreciation, depletion and amortization of oil and gas properties only.
     Our financial results for the three and six months ended June 30, 2006 were impacted by the continuing delays in the return to service of certain pipelines and processing facilities which have been out of service as a result of damage caused by Hurricanes Katrina and Rita and other storm activity in the Gulf of Mexico during 2005. As a result, approximately 1.6 Bcfe (18%) and 3.3 Bcfe (19%) of our pre-storm production was deferred in the three months and six months ended June 30, 2006, respectively.

Revenues -
     Oil and gas sales. Our oil and gas sales increased $10.9 million, or 22%, in the second quarter of 2006 to $59.6 million from $48.7 million in the second quarter of 2005. The increase in sales was attributable to the higher oil price that we realized in the second quarter of 2006 and higher natural gas production partially offset by our lower oil production in the second quarter of 2006. Our average realized gas price decreased by 3% and our average realized oil price increased by 40% in the second quarter of 2006 as compared with the prices we realized in the same period in 2005. In the second quarter of 2006 our natural gas production increased by 20% and our oil production decreased by 4%. Our higher natural gas production in the second quarter of 2006 was primarily related to new wells drilled in 2005 and in 2006. The lower oil production in the second quarter of 2006 was primarily related to properties which were shut-in due to the 2005 hurricane activity.
     For the first six months of 2006, our oil and gas sales increased $29.2 million (32%) to $121.4 million from $92.2 million for the six months ended June 30, 2005. The increase is primarily attributable to a 12% increase in our production in 2006 combined with higher oil and natural gas prices. For the first six months of 2006, our natural gas production increased 22% and our oil production decreased 7% from the first six months of 2005. The natural gas production increase related primarily to new wells. The oil production decline was primarily related to properties which were shut-in due to the 2005 hurricane activity. Our averaged gas price increased 11% and our average oil price increased 34% in the first half of 2006 as compared to the same period in 2005.
Costs and Expenses -
     Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $11.8 million for the three months ended June 30, 2006, an increase of $3.5 million (43%) as compared to $8.3 million for the same period in 2005. Our operating expenses per equivalent Mcf produced increased $0.35, or 28%, to $1.62 for the second quarter of 2006 from $1.27 for the second quarter of 2005. The increase is due primarily to additional lifting costs associated with new wells that were placed on production during the quarter. Including the deferred production that we lost because of the 2005 hurricanes in the second quarter, our operating costs per Mcfe would have been $1.23 per Mcfe for the three months ended June 30, 2006 which would have been comparable to 2005’s lifting rate. Oil and gas operating costs for the six months ended June 30, 2006 increased $8.3 million (52%) to $24.3 million from $16.0 million for the six months ended June 30, 2005. Oil and gas operating expenses per equivalent Mcf produced increased $0.44 to $1.70 for the six months ended June 30, 2005 from $1.26 for the same period in 2005. The increase in operating expenses in 2006 is primarily related to operating costs of new wells put on production in 2006 and hurricane repair costs of $2.7 million incurred during the first six months of 2006. Excluding the impact of the 2005 hurricanes, our lifting costs would have averaged $1.25 per Mcfe for the six months ended June 30, 2006.
     Exploration expense. We incurred $3.7 million in exploration expense in the second quarter of 2006 which primarily relates to dry hole expense of $3.0 million relating to an unsuccessful exploratory well and $0.5 million for the acquisition of 3-D seismic data as compared to $4.6 million that was incurred for 3-D seismic data during the second quarter of 2005. For the six months ended June 30, 2006, we had a provision for exploration expense totaling $8.2 million as compared to $7.7 million in the same period in 2005. The 2006 provision primarily related to the acquisition of seismic data and two exploratory dry holes drilled.
     Depreciation, depletion and amortization. Depreciation, depletion and amortization (“DD&A”) in the second quarter of 2006 was $16.5 million, an increase of $3.7 million (29%) from DD&A in the second quarter of 2005 of $12.8 million. The increase in DD&A in the second quarter of 2006 relates to our 12% increase in production and a higher amortization rate. DD&A per equivalent Mcf produced increased to $2.25 per Mcfe in the second quarter of 2006 as compared to $1.94 per Mcfe in the second quarter of 2005. For the six months ended June 30, 2006, our DD&A increased $6.3 million (26%) to $30.9 million from $24.6 million for the six months ended June 30, 2005.

The increase is due to our 12% increase in production and our higher average amortization rate. DD&A per equivalent Mcf produced for the first six months ended June 30, 2006 was $2.15 as compared to $1.93 in the first six months of 2005. Our DD&A rates per Mcfe have increased due to our increased capitalized costs from our drilling activity.
     General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $2.6 million for the three months ended June 30, 2006, an increase of $0.2 million (12%) from $2.4 million during the second quarter of 2005. Included in general and administrative expenses is stock-based compensation of $1.6 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively. For the first six months of 2006, general and administrative expenses of $5.9 million increased $1.5 million from $4.4 million for the six months ended June 30, 2005. General and administrative expenses include stock-based compensation of $3.0 million and $2.7 million for the six months ended June 30, 2006 and 2005, respectively. The increases are attributable to the additional staff that we hired after we were formed and the costs associated with being a public company.
     Interest expense. Interest expense for the second quarter of 2006 of $1.6 million is $0.6 million greater than interest expense of $1.0 million for the comparable period in 2005. The increase is attributable to an increase in borrowings outstanding and higher interest rates. The average borrowings under our bank credit facility during the second quarter of 2006 increased to $82.9 million as compared to average borrowings of $79.2 million during the three months ended June 30, 2005. The average rate on the outstanding borrowings was 6.6% for the second quarter of 2006 as compared to 4.9% for the second quarter of 2005. Interest expense for the six months ended June 30, 2006 decreased $0.1 million (4%) to $2.6 million as compared to $2.7 million for the six months ended June 30, 2005. The decrease is attributable to a reduction in borrowings outstanding, which was mostly offset by higher interest rates. The average borrowings during the six months ended June 30, 2006 was $75.7 million as compared to $117.0 million during the six months ended June 30, 2005. Our average interest rate increased to 6.2% for the first six months of 2006 from 4.7% in the same period in 2005.
     Income taxes. The provision for income taxes for the three months and six months ended June 30, 2006 of $8.1 and $17.6 million, respectively, reflect an average effective tax rate of 35.7%. Our provision for income taxes for the three months and six months ended June 30, 2005 includes taxes provided on income subsequent to our conversion to a corporation on May 10, 2005 of $3.9 million and a one time provision of $108.2 million to reflect our deferred tax liability on the date of our conversion to a corporation. No taxes were reflected for any period in 2005 prior to May 10, 2005 as our taxable income was passed through to our members as a limited liability company.
     Net income. Our net income for the three months ended June 30, 2006 was $14.8 million or $0.23 per share on diluted shares of 64.5 million as compared to a net loss of $92.4 million or $1.62 per share on shares of 57.1 million for the three months ended June 30, 2005. The 2005 net loss is a result of the $108.2 million provision to record the initial deferred tax liability upon our conversion to a corporation. After giving effect to the pro forma effect of income taxes for the three months June 30, 2005 and excluding the one time adjustment of $108.2 million to establish a deferred tax liability, our net income would have been $12.5 million or $0.21 per share. Net income for the six months ended June 30, 2006 was $31.6 million, as compared to a net loss of $75.4 million for the six months ended June 30, 2005. Net income per common share for the six months ended June 30, 2006 was $0.49. Excluding the one time provision and including proforma income taxes as if we had been subject to taxes for the entire period our net income would have been and $23.4 million ($0.42 per share) for the six months ended June 30, 2005.

Liquidity and Capital Resources
     Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the six months ended June 30, 2006 our primary sources of funds were net cash flow from operating activities of $84.0 million and a net increase of $21.0 million borrowed under our bank credit facility. Our net cash flow from operating activities increased $19.1 million (29%) in the first six months of 2006 from $64.9 million for the six months ended June 30, 2005. This increase is primarily the result of our higher revenues in the first six months of 2006 which were driven by the higher oil and gas prices and our increased production.
     Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the six months ended June 30, 2006, we incurred capital expenditures of $114.5 million primarily for our exploration and development activities.
     Our capital expenditure activity is summarized in the following table:

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$3,023	$4,203
Development drilling	21,836	32,600
Exploratory drilling	64,791	14,919
Other development	24,648	18,637

	114,298	70,359
Other	181	1,035

	$114,479	$71,394

     The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for 3-D seismic data acquisition. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We expect to spend approximately $230.0 million for development and exploration activities in 2006.
     As of June 30, 2006 we have contracted for the services of drilling rigs through August 2007 at an aggregate cost of $78.5 million. We also have contracted to acquire 3-D seismic data over the next four years at an aggregate cost of $16.0 million.
     In 2005, we entered into a $175.0 million bank credit facility with The Bank of Nova Scotia and several other banks. The credit facility matures on May 11, 2009. Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base is $150.0 million as of June 30, 2006. Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries’ assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-

one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.
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
     There have been no material changes to our accounting policies during the six months ended June 30, 2006 except for the adoption of Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment.” Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the six months ended June 30, 2006.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We expect that the impact of adopting FIN 48 will not have a significant impact on our financial statements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISKS
     Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the six months ended June 30, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.7 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $10.2 million. We have not entered into any hedging arrangements.

     Interest Rates. As of June 30, 2006, we had $90.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at June 30, 2006, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2006 by approximately $0.5 million.
ITEM 4: CONTROLS AND PROCEDURES
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Our annual meeting of stockholders was held in Houston, Texas at 10:00 a.m., local time, on June 2, 2006.

(b)	Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class A directors and such nominees were elected.

(c)	Out of a total 64,170,000 shares of our common stock outstanding and entitled to vote, 59,620,336 shares were present at the meeting in person or by proxy, representing approximately 92.9% of the outstanding shares. Matters voted upon at the meeting were as follows:
(i)	Three Class A directors were reelected to our board of directors. The vote tabulation was as follows:

Nominee	For	Withheld
John L. Duvieilh	57,827,928	1,792,408
David K. Lockett	59,464,500	155,836
David W. Sledge	59,464,500	155,836
Our other directors whose term of office as a director continued after the meeting are as follows:

Class B Directors	Class C Directors
Gary W. Blackie	M. Jay Allison
Roland O. Burns	Wayne L. Laufer
D. Michael Harris	Cecil E. Martin
(ii)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2006 was ratified by a vote of 59,603,923 shares for, 13,987 shares against and 2,426 shares abstaining.
ITEM 6: EXHIBITS

Exhibit No.

15.1*	Awareness Letter of Ernst & Young LLP

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.

Date: August 7, 2006	/s/ WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2006	/s/ ROLAND O. BURNS

Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)