Form 10-Q
period 2006-09-30
Bois d Arc Energy, Inc.
filed 2006-11-07
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-32494

BOIS d'ARC ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	90-0261379
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, par value $.01, as of November 7, 2006 was 66,439,500.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2006

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets -
September 30, 2006 and December 31, 2005	4
Consolidated Statements of Operations -
Three Months and Nine Months Ended September 30, 2006 and 2005	5
Consolidated Statement of Stockholders' Equity -
Nine Months ended September 30, 2006	6
Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2006 and 2005	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risks	20

Item 4. Controls and Procedures	20

PART II. Other Information

Item 2. Unregistered Sales of Registered Securities and Use of Proceeds	21

Item 6. Exhibits	21

Second Amendment to the Credit Agreement dated as of October 31, 2006 between Bois d'Arc Energy,
Inc. and the Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch
as Syndication Agent, AmSouth Bank as Documentation Agent and the other lenders named therein.
Awareness Letter of Ernst & Young LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

INTRODUCTORY NOTE

On May 10, 2005, Bois d'Arc Energy, LLC converted from a limited liability company to a corporation and changed its name to Bois d'Arc Energy, Inc. All references to "Bois d'Arc Energy" or the "Company" refer to Bois d'Arc Energy, Inc. and include Bois d'Arc Energy, LLC prior to its conversion to a corporation. Bois d'Arc Energy, LLC was formed on July 16, 2004 ("Inception") by Comstock Offshore, LLC ("Comstock Offshore"), an indirect wholly owned subsidiary of Comstock Resources, Inc. ("Comstock"), and Bois d'Arc Resources, Ltd., Bois d'Arc Offshore, Ltd. and certain participants in their exploration activities (collectively, the "Bois d'Arc Participants").

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
	(In thousands)
ASSETS

Cash and Cash Equivalents	$25,831	$12,043
Accounts Receivable:
Oil and gas sales	21,137	25,520
Joint interest operations	6,771	8,364
Prepaid Expenses	13,920	4,245
Total current assets	67,659	50,172
Oil and Gas Properties:
Unevaluated properties	9,760	13,533
Proved properties	323,287	299,947
Wells and related equipment and facilities	781,925	620,778
Accumulated depreciation, depletion and amortization	(324,448)	(274,434)
Net oil and gas properties	790,524	659,824
Other Property and Equipment, net of accumulated depreciation of $1,172 and $875 as of September 30, 2006 and December 31, 2005, respectively	3,312	2,107
Other Assets	859	799
	$862,354	$712,902

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$6,500	$—
Accounts Payable	46,030	48,005
Accrued Expenses	14,231	18,401
Total current liabilities	66,761	66,406
Long-term Debt	105,000	69,000
Deferred Income Taxes Payable	146,662	123,256
Reserve for Future Abandonment Costs	40,862	35,034
Total liabilities	359,285	293,696
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.01 par, 100,000,000 shares authorized, 66,439,500 and 64,155,000 outstanding at September 30, 2006 and December 31, 2005, respectively	664	642
Additional paid-in capital	495,681	454,988
Retained earnings (deficit)	6,724	(36,424)
Total stockholders' equity	503,069	419,206
	$862,354	$712,902

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Oil and gas sales	$66,996	$43,434	$188,436	$135,595
Operating expenses:
Oil and gas operating	13,538	8,344	37,799	24,324
Exploration	8,069	2,826	16,318	10,516
Depreciation, depletion and amortization	21,732	9,295	52,620	33,901
Impairment	586	—	1,432	—
Loss on disposal of assets	—	—	—	89
General and administrative, net	3,030	1,882	8,912	6,269
Total operating expenses	46,955	22,347	117,081	75,099

Income from operations	20,041	21,087	71,355	60,496
Other income (expenses):
Interest income	115	78	241	173
Other income	142	—	469	—
Interest expense	(1,882)	(337)	(4,528)	(3,086)
Total other income (expenses)	(1,625)	(259)	(3,818)	(2,913)

Income before income taxes	18,416	20,828	67,537	57,583
Provision for income taxes	(6,832)	(7,559)	(24,389)	(119,693)
Net income (loss)	$11,584	$13,269	$43,148	$(62,110)

Net income (loss) per share (unit):
Basic	$0.18	$0.21	$0.69	$(1.10)
Diluted	$0.18	$0.21	$0.67	$(1.10)

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	63,548	62,429	62,806	56,386
Diluted	65,328	64,213	64,755	56,386

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes				$57,583
Pro forma provision for income taxes				(20,875)
Pro forma net income				$36,708

Pro forma earnings per share (unit):
Basic				$0.65
Diluted				$0.63

Weighted average common and common stock equivalent shares (units) outstanding:
Basic				56,386
Diluted				58,103
The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006
(Unaudited)

		Common	Additional	Retained
	Common	Stock -	Paid-in	Earnings
	Stock	Par Value	Capital	(Deficit)	Total
	(In thousands)
Balance at December 31, 2005	64,155	$642	$454,988	$(36,424)	$419,206
Stock-based compensation	15	—	4,712	—	4,712
Issuance of common stock	2,250	22	35,843	—	35,865
Stock issuance costs	—	—	(16)	—	(16)
Exercise of stock options	20	—	125	—	125
Excess tax benefit from stock-based compensation	—	—	29	—	29
Net income	—	—	—	43,148	43,148
Balance at September 30, 2006	66,440	$664	$495,681	$6,724	$503,069

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$43,148	$(62,110)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	20,960	117,892
Depreciation, depletion and amortization	52,620	33,901
Dry holes and leasehold impairments	13,171	—
Impairments	1,432	—
Stock-based compensation	4,712	4,165
Excess tax benefit from stock-based compensation	(29)	—
Debt issuance cost amortization	171	61
Loss on disposal of assets	—	89
(Increase) decrease in accounts receivable	5,976	(3,662)
Increase in prepaid expenses	(3,175)	(6,137)
Increase (decrease) in accounts payable and accrued expenses	(1,015)	19,539
Net cash provided by operating activities	137,971	103,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(196,048)	(122,071)
Proceeds from sale of assets	—	160
Net cash used for investing activities	(196,048)	(121,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	—	16,000
Repayment to Comstock Resources	—	(164,066)
Borrowings under bank credit facility	71,000	24,000
Principal payments on bank credit facility	(35,000)	—
Proceeds from issuance of common stock	35,990	145,080
Excess tax benefit from stock-based compensation	29	—
Stock and debt issuance costs	(154)	(2,189)
Redemption of Class A units	—	(10)
Net cash provided by financing activities	71,865	18,815

Net increase in cash and cash equivalents	13,788	642
Cash and cash equivalents, beginning of period	12,043	2,416
Cash and cash equivalents at end of period	$25,831	$3,058

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

(1) ORGANIZATION -

Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") is engaged in the exploration for and production of oil and natural gas in the Gulf of Mexico and is the successor to Bois d'Arc Energy, LLC following its conversion from a limited liability company to a corporation on May 10, 2005. References herein to "Bois d'Arc Energy" or the "Company" include Bois d'Arc Energy, LLC prior to its conversion to a corporation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006, the related results of operations for the three months and nine months ended September 30, 2006 and 2005 and the cash flows of the Company for the nine months ended September 30, 2006 and 2005, respectively.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The results of operations for the nine months ended September 30, 2006 are not necessarily an indication of the results expected for the full year.

Reclassifications

Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

General and Administrative Expenses

General and administrative expenses were reduced by operating fee income received of $3.1 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively. The operating fee income is a reimbursement of the Company's general and administrative expenses. General and administrative expenses include fees paid to Comstock Resources, Inc. ("Comstock") of $45,000 and $135,000 for the nine months ended September 30, 2006 and 2005, respectively, for accounting services under a service agreement.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Effective January 1, 2006 Bois d'Arc Energy adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R") in accounting for employee stock-based compensation, including the supplemental guidance provided in Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" for all periods beginning January 1, 2004. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company's net income or earnings per share for the nine months ended September 30, 2006. The Company recognized $1.7 million and $1.4 million during the three months ended September 30, 2006 and 2005, respectively, and $4.7 million and $4.2 million during the nine months ended September 30, 2006 and 2005, respectively, in stock-based compensation expense within general and administrative expenses.

Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. The Company had $29,000 in excess tax benefits from stock-based compensation for the nine months ended September 30, 2006 which has been included in cash flows from financing activities.

Stock options. The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Options to purchase 324,000 shares at exercise prices ranging from $14.23 to $16.75 per share were granted during the nine months ended September 30, 2006. The fair value of the options awarded was $9.66 per option share. Total compensation expense recognized for all outstanding stock options for the three months ended September 30, 2006 and 2005 was $0.9 million and $0.7 million, respectively, and $2.5 million and $2.0 million for the nine months ended September 30, 2006 and 2005, respectively. Total unrecognized compensation cost related to non-vested stock options of $11.5 million is expected to be recognized over a period of 4.9 years. A summary of outstanding and exercisable options as of September 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
				(In thousands)
Options outstanding	3,352,500	$7.64	8.0	$26,027
Options exercisable	1,130,000	$6.17	7.7	$10,321

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Restricted stock. The fair value of restricted stock grants is amortized over the vesting period using the straight-line method. The fair value of each restricted share on the date of grant is equal to its fair market price. Restricted stock grants for 25,000 shares were made during the nine months ended September 30, 2006. The value of the grants awarded were $15.48 per share. Total compensation cost recognized for restricted stock grants was $0.8 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $2.2 million for each of the nine months ended September 30, 2006 and 2005. Total unrecognized compensation cost related to non-vested restricted stock of $8.5 million as of September 30, 2006, is expected to be recognized over a period of 4.5 years. As of September 30, 2006 the Company had 1,312,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.97 per share.

Income Taxes

Bois d'Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d'Arc Energy was organized as a limited liability company, taxable income passed through to its unit owners. Accordingly, no provision for federal and state corporate income taxes was made for the operations of Bois d'Arc Energy prior to May 10, 2005 in the accompanying consolidated financial statements. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon the conversion from a limited liability company to a corporation on May 10, 2005 the Company established a $108.2 million provision for deferred income taxes. The difference between the Company's customary rate of 35% and the effective tax rate of 37.1% and 36.1% for the three and nine months ended September 30, 2006 is primarily due to nondeductible stock based compensation.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Current	$960	$621	$3,429	$1,801
Deferred	5,872	6,938	20,960	117,892
Provision for Income Taxes	$6,832	$7,559	$24,389	$119,693

Pro Forma Income Tax Information

The pro forma unaudited income tax expense represents the tax effects that would have been reported had the Company been subject to U.S. federal and state income taxes as a corporation for the entire nine months ended September 30, 2005. Pro forma expenses are based upon the statutory income tax rates and adjustments to income for estimated permanent differences occurring during the period. Actual rates and expenses could have differed had the Company been subject to U.S. federal and state income taxes for the period presented. Therefore, the unaudited pro forma amounts are for informational purposes only and are intended to be indicative of the results of operations had the Company been subject to U.S. federal and state income taxes for the period presented.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table presents the computation of the pro forma income tax expense for the three and nine month periods ended September 30, 2005:
Nine Months Ended September 30, 2005
(In thousands)
Income before income taxes	$57,583
Effective pro forma income tax rate	36%
Pro forma income tax expense	$20,875

Asset Retirement Obligations

Bois d'Arc Energy's primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the nine months ended September 30, 2006 and 2005:
	Nine Months Ended
	September 30,
	2006	2005
	($ in thousands)
Future abandonment liability - beginning of period	$35,034	$28,253
Accretion expense	1,695	1,396
New wells drilled	819	1,913
Acquisition liabilities assumed	3,314	—
Liabilities settled	—	(422)
Future abandonment liability - end of period	$40,862	$31,140

Earnings Per Share (Unit)

Basic earnings per share (unit) is determined without the effect of any outstanding potentially dilutive stock options, restricted stock or other convertible securities and diluted earnings per share (unit) is determined with the effect of outstanding stock options, restricted stock and other convertible securities that are potentially dilutive. Basic and diluted earnings per share (unit) for the three and nine months ended September 30, 2006 and 2005 were determined based upon the Company's assumption that the shares issued for the converted units were outstanding from the inception of the Company as follows:
	Three Months Ended September 30,
	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$11,584	63,548	$0.18	$13,269	62,429	$0.21

Diluted Earnings Per Share:
Net Income	$11,584	63,548		$13,269	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,780		—	1,784

Net Income Available to Common Stockholders
With Assumed Conversions	$11,584	65,328	$0.18	$13,269	64,213	$0.21

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

	Nine Months Ended September 30,
	2006			2005
			Per				Per
	Income	Shares	Share	Income	Shares		Share
	(In thousands, except per share amounts)
Basic Earnings (Loss) Per Share:
Net Income (Loss)	$43,148	62,806	$0.69	$(62,110)	56,386		$(1.10)

Diluted Earnings (Loss) Per Share:
Net Income (Loss)	$43,148	62,806		$(62,110)	56,386
Effect of Dilutive Securities:
Stock Grants and Options	—	1,949		—	—

Net Income (Loss) Available to Common Stockholders
With Assumed Conversions	$43,148	64,755	$0.67	$(62,110)	56,386	(1)	$(1.10	)(1)

(1) The effect of stock grants and options of 1,717 shares for the nine months ended September 30, 2005, would have been antidilutive to the net loss.

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, Bois d'Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash paid for interest was $4.7 million and $3.0 million for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for income taxes was $2.0 million and $1.6 million for the nine months ended September 30, 2006 and 2005, respectively.

(3) LONG-TERM DEBT -

The Company has a bank credit facility with the Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that was $150.0 million at September 30, 2006. The borrowing base was increased to $200.0 million as of October 31, 2006. The borrowing base is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of September 30, 2006.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

(4) PAYABLE TO COMSTOCK RESOURCES -

In connection with the Company's formation, Comstock provided a $200.0 million credit facility. Borrowings under the credit facility bore interest at the Company's option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. On May 11, 2005 the Company repaid the outstanding balance of $158.1 million under the Comstock provided credit facility with proceeds from its initial public offering and borrowings under its new bank credit facility. Interest expense of $2.7 million was charged by Comstock under the credit facility during the nine months ended September 30, 2005.

(5) STOCKHOLDERS' EQUITY -

Prior to the conversion to a corporation, Bois d'Arc Energy had three classes of membership units — class A, class B and class C units. Class A units represented an interest in the capital of the Company but no interest in the profits of the Company and had voting rights. Class B units represented an interest in the capital and profits of the Company and had no voting or other decision-making rights except as required by applicable law. Class C units represented an interest only in the profits of the Company and had no voting or other decision-making rights except as required by applicable law. In connection with the Company's conversion from a limited liability company to a corporation, all outstanding limited liability units were converted into shares of common stock except for the Class A units which were redeemed at a price of $1 per unit. The Company issued 50,000,000 shares of common stock for all of the Class B units and 2,145,000 restricted shares of common stock for all of the Class C units.

On May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. The Company sold 12,000,000 shares of common stock and received proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.

On August 31, 2006, the Company completed the sale of 2,250,000 shares of common stock to Comstock for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and the Company's drilling program.

(6) COMMITMENTS AND CONTINGENCIES -

From time to time, Bois d'Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations.  In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data under terms of up to three years.

(7) RELATED PARTY TRANSACTIONS -

       An entity owned by the spouse of Wayne L. Laufer, one of the principals of Bois d'Arc and the Company's chief executive officer and a director, provided accounting services to Bois d'Arc under a service agreement. In connection with the formation of Bois d'Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that is payable in monthly installments over a two year period that commenced in October 2004. Subsequent to the formation of Bois d'Arc Energy, this entity performed services for the Company under a new consulting agreement. Fees for accounting services under this agreement of $3,000 and $21,000 were paid for three and nine months ended September 30, 2006, respectively, and for $55,000 and $167,000 for the three months and nine months ended September 30, 2005, respectively.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2006, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 and 2005, the consolidated statement of stockholders' equity for the nine months ended September 30, 2006, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bois d'Arc Energy, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated March 13, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
November 3, 2006

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparability of Results

The financial statements for the nine months ended September 30, 2005 include the results of Bois d'Arc Energy, LLC prior to its conversion to a corporation on May 10, 2005.

Results of Operations

Our operating data for the three and nine months ended September 30, 2006 and 2005 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$66,996	$43,434	$188,436	$135,595
Expenses:
Oil and gas operating(1)	$13,538	$8,344	$37,799	$24,324
Exploration	$8,069	$2,826	$16,318	$10,516
Depreciation, depletion and amortization	$21,732	$9,295	$52,620	$33,901
Net Production Data:
Oil (Mbbls)	370	245	1,033	956
Natural gas (Mmcf)	6,106	3,305	16,388	11,718
Natural gas equivalent (Mmcfe)	8,328	4,775	22,587	17,457
Average Sales Price:
Oil ($/Bbl)	$70.01	$59.96	$67.00	$51.54
Natural gas ($/Mcf)	$6.72	$8.70	$7.27	$7.36
Average equivalent price ($/Mcfe)	$8.04	$9.10	$8.34	$7.77
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.63	$1.75	$1.67	$1.39
Depreciation, depletion and amortization(2)	$2.60	$1.93	$2.32	$1.93

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Our financial results in 2005 and 2006 have been impacted by the continuing delays in the return to service of certain pipelines and processing facilities which have been out of service as a result of damage caused by Hurricanes Katrina and Rita and other storm activity in the Gulf of Mexico during 2005. As a result, approximately 0.3 Bcfe (4%) and 3.5 Bcfe (14%) of our pre-storm production was deferred in the three months and nine months ended September 30, 2006, respectively. For the three months and nine months ended September 30, 2005, approximately 2.1 Bcfe of our production was deferred due to the hurricane activity.

Revenues -

Oil and gas sales. Our oil and gas sales increased $23.6 million, or 54%, in the third quarter of 2006 to $67.0 million from $43.4 million in the third quarter of 2005. The increase in sales was primarily attributable to higher oil and natural gas production in the third quarter of 2006.  In the third quarter of 2006 our natural gas production increased by 85% and our oil production increased by 51%. The higher production in the third quarter of 2006 was primarily related to new wells drilled and the return to production of our properties which were curtailed following last year's hurricanes. Our average realized gas price decreased by 23% and our average realized oil price increased by 17% in the third quarter of 2006 as compared with the prices we realized in the same period in 2005.

For the first nine months of 2006, our oil and gas sales increased $52.8 million (39%) to $188.4 million from $135.6 million for the nine months ended September 30, 2005. The increase is primarily attributable to a 29% increase in our production in 2006 combined with higher oil prices. For the first nine months of 2006, our natural gas production increased 40% and our oil production increased 8% from the first nine months of 2005. The production increases related primarily to new wells drilled and the resumption of production from properties which were shut-in due to the 2005 hurricane activity. Our average gas price decreased 1% and our average oil price increased 30% in the first nine months of 2006 as compared to the same period in 2005.

Costs and Expenses -

Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $13.5 million for the three months ended September 30, 2006, an increase of $5.2 million (62%) as compared to $8.3 million for the same period in 2005. Our operating expenses per equivalent Mcf produced decreased $0.12, or 7%, to $1.63 for the third quarter of 2006 from $1.75 for the third quarter of 2005. The decrease is due primarily to the increased production during the third quarter of 2006. Including the deferred production that we lost because of the hurricanes in 2005, our operating costs per Mcfe would have been $1.53 per Mcfe for the three months ended September 30, 2006 which would have been 26% higher than 2005's lifting rate of $1.21. The higher lifting rate in 2006 reflects increased costs from oil field services in the Gulf of Mexico and higher insurance rates that have occurred subsequent to the 2005 hurricanes. Oil and gas operating costs for the nine months ended September 30, 2006 increased $13.5 million (55%) to $37.8 million from $24.3 million for the nine months ended September 30, 2005. Oil and gas operating expenses per equivalent Mcf produced increased $0.28 to $1.67 for the nine months ended September 30, 2005 from $1.39 for the same period in 2005. The increase in operating expenses in 2006 is primarily related to operating costs of new wells put on production in 2006 and hurricane repair costs of $3.1 million incurred during the first nine months of 2006. Excluding the impact of the 2005 hurricanes, our lifting costs would have averaged $1.33 per Mcfe for the nine months ended September 30, 2006.

Exploration expense. We incurred $8.1 million in exploration expense in the third quarter of 2006 which primarily relates to dry hole expense of $6.7 million and $1.4 million for the acquisition of 3-D seismic data as compared to $2.8 million that was incurred for 3-D seismic data during the third quarter of 2005. For the nine months ended September 30, 2006, we had a provision for exploration expense totaling $16.3 million as compared to $10.5 million in the same period in 2005. The 2006 provision primarily related to the acquisition of seismic data and three exploratory dry holes drilled in 2006.

Depreciation, depletion and amortization. Depreciation, depletion and amortization ("DD&A") in the third quarter of 2006 was $21.7 million, an increase of $12.4 million (134%) from DD&A in the third quarter of 2005 of $9.3 million. The increase in DD&A in the third quarter of 2006 relates to our 74% increase in production and a higher amortization rate. DD&A per equivalent Mcf produced increased to $2.60 per Mcfe in the third quarter of 2006 as compared to $1.93 per Mcfe in the third quarter of 2005. For the nine months ended September 30, 2006, our DD&A increased $18.7 million (55%) to $52.6 million from $33.9 million for the nine months ended September 30, 2005. The increase is due to our 29% increase in production and our higher average amortization rate. DD&A per equivalent Mcf produced for the first nine months ended September 30, 2006 was $2.32 as compared to $1.93 in the first nine months of 2005. Our DD&A rates per Mcfe have increased due to increased capitalized costs associated with our drilling program which have resulted from higher costs we have had to incur for drilling and construction services in the Gulf of Mexico that occurred since the 2005 hurricanes.

General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $3.0 million for the three months ended September 30, 2006, an increase of $1.1 million (61%) from $1.9 million during the third quarter of 2005. Included in general and administrative expenses is stock-based compensation of $1.7 million and $1.4 million for the three months ended September 30, 2006 and 2005, respectively. For the first nine months of 2006, general and administrative expenses of $8.9 million increased $2.6 million from $6.3 million for the nine months ended September 30, 2005. General and administrative expenses include stock-based compensation of $4.7 million and $4.2 million for the nine months ended September 30, 2006 and 2005, respectively. The increases are attributable to the additional staff that we hired after we were formed and the costs associated with being a public company.

Interest expense. Interest expense for the third quarter of 2006 of $1.9 million is $1.6 million greater than interest expense of $0.3 million for the comparable period in 2005. The increase is attributable to an increase in borrowings outstanding and higher interest rates. The average borrowings under our bank credit facility during the third quarter of 2006 increased to $98.5 million as compared to average borrowings of $18.6 million during the third quarter of 2005. The average rate on the outstanding borrowings was 6.9% for the third quarter of 2006 as compared to 5.4% for the third quarter of 2005. Interest expense for the nine months ended September 30, 2006 increased $1.4 million (47%) to $4.5 million as compared to $3.1 million for the nine months ended September 30, 2005. The increase is primarily attributable to higher interest rates. The average borrowings during the nine months ended September 30, 2006 was $83.3 million as compared to $82.8 million during the nine months ended September 30, 2005. Our average interest rate increased to 6.5% for the first nine months of 2006 from 4.7% in the same period in 2005.

Income taxes. The provision for income taxes for the three months and nine months ended September 30, 2006 of $6.8 million and $24.4 million, respectively, reflect an average annual effective tax rate of 36.1%. Our provision for income taxes for the nine months ended September 30, 2005 included taxes provided on income subsequent to our conversion to a corporation on May 10, 2005 of $11.5 million and a one time provision of $108.2 million to reflect our deferred tax liability on the date of our conversion to a corporation. No taxes were reflected for any period in 2005 prior to May 10, 2005 as our taxable income was passed through to our members as a limited liability company.

Net income. Our net income for the three months ended September 30, 2006 was $11.6 million or $0.18 per share on diluted shares of 65.3 million as compared to a net income of $13.3 million or $0.21 per share on diluted shares of 64.2 million for the three months ended September 30, 2005. Net income for the nine months ended September 30, 2006 was $43.1 million, as compared to a net loss of $62.1 million for the nine months ended September 30, 2005. The 2005 net loss was a result of the $108.2 million provision to record the initial deferred tax liability upon our conversion to a corporation. Net income per common share for the nine months ended September 30, 2006 was $0.67. Excluding the one time provision and including proforma income taxes as if we had been subject to taxes for the entire period our net income would have been $36.7 million ($0.63 per diluted share) for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the nine months ended September 30, 2006, our primary sources of funds were net cash flow from operating activities of $138.0 million, proceeds for the issuance of our common stock of $35.9 million and a net increase of $36.0 million borrowed under our bank credit facility. Our net cash flow from operating activities increased $34.3 million (33%) in the first nine months of 2006 from $103.7 million for the nine months ended September 30, 2005. This increase is primarily the result of our higher revenues in the first nine months of 2006 which were driven by the higher oil prices and our increased production level.

On August 31, 2006, we completed the sale of 2,250,000 shares of our common stock to Comstock for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and our drilling program.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. For the nine months ended September 30, 2006, we incurred capital expenditures of $193.4 million primarily for our acquisition, exploration and development activities.

Our capital expenditure activity is summarized in the following table:

	Nine Months Ended
	September 30,
	2006	2005
	(In thousands)
Acquisitions	$18,178	$—
Leasehold costs	2,108	3,913
Development drilling	39,027	52,936
Exploratory drilling	87,771	39,069
Offshore facilities	31,871	17,129
Other development	12,843	10,676
	191,798	123,723
Other	1,595	1,354
	$193,393	$125,077

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments for contract drilling services and for 3-D seismic data acquisition. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We spent $18.2 million on acquiring interests in producing oil and gas properties in the first nine months of 2006. We spent $173.6 million for our development and exploration activities in the first nine months of 2006. We expect to spend an additional $42.0 million on development and exploration activities in the fourth quarter of 2006.  As of September 30, 2006 we have made commitments for the services of contracted drilling rigs at an aggregate cost of $56.6 million through March 2008 and to acquire seismic data totaling $13.5 million through December 2008.
    We have a bank credit facility with the Bank of Nova Scotia and several other banks which matures on May 11, 2009. Borrowings under the credit facility are limited to a borrowing base that is redetermined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $150.0 million at September 30, 2006 and was increased to $200.0 million as of October 31, 2006. Indebtedness under the credit facility is secured by substantially all of our and our subsidiaries' assets, and all of our subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires us to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.

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

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

There have been no material changes to our accounting policies during the nine months ended September 30, 2006 except for the adoption of Statement of Financial Accounting Standards No. 123R (Revised 2004), "Share-Based Payment." Because we previously recorded stock-based compensation using the fair value method, adoption of this new accounting standard did not have a significant impact on our net income or earnings per share for the nine months ended September 30, 2006.

In June 2006, the FASB issued FASB Interpretation ("FIN") 48, "Accounting for Uncertainty in Income Taxes." FIN 48 is an interpretation of SFAS 109. Among other things, FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the impact of this interpretation, but do not expect it to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (FSP AUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the "accrue-in-advance" method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISKS

Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the nine months ended September 30, 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.0 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $16.3 million. We have not entered into any hedging arrangements.

Interest Rates. As of September 30, 2006, we had $105.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at September 30, 2006, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2006 by approximately $0.8 million.

ITEM 4: CONTROLS AND PROCEDURES

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2006, we entered into a stock purchase agreement with Comstock to sell to Comstock 2,250,000 shares of our common stock in a private placement transaction. The shares were sold for $15.94 per share, which was the closing market price of our common stock on the New York Stock Exchange on August 25, 2006. The transaction closed on August 31, 2006. In the issuance of the shares we relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Proceeds from the sale of these shares were used to fund capital expenditures, including an acquisition of oil and gas properties.

ITEM 6: EXHIBITS

Exhibit No.

10.1*
Second Amendment to the Credit Agreement dated as of October 31, 2006 between Bois d'Arc Energy, Inc. and the Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch as Syndication Agent, AmSouth Bank as

Documentation Agent and the other lenders named therein.

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d'ARC ENERGY, INC.

Date: November 7, 2006	/s/ WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006	/s/ ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)