Form 10-K
period 2006-12-31
Bois d Arc Energy, Inc.
filed 2007-03-01
CIK 1304069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 001-32494

BOIS d’ARC ENERGY, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-1268553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Travis Street, Suite 5200, Houston, TX 77002
(Address of principal executive offices including zip code)

(713) 228-0438
(Registrant’s telephone number and area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	New York Stock Exchange
(Title of class)	(Name of exchange on which registered)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 28, 2007, there were 66,443,500 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was $285 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders to be held
May 22, 2007 are incorporated by reference into Part III of this report.

BOIS d’ARC ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2006

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

“Working interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a mineral owner’s royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

“Workover” means operations on a producing well to restore or increase production.

PART I

ITEMS 1. and 2.	BUSINESS AND PROPERTIES

General

Bois d’Arc Energy, Inc. (“Bois d’Arc”) is a Nevada corporation whose common stock is listed and traded on the New York Stock Exchange. We are a growing independent exploration company engaged in the discovery and production of oil and natural gas in the Gulf of Mexico.

Our oil and natural gas properties are estimated to have proved reserves of 344 Bcfe with an estimated PV 10 Value of $1.3 billion as of December 31, 2006 and a standardized measure of discounted future net cash flows of $1.1 billion. Our proved oil and natural gas reserve base is 64% natural gas and 80% proved developed on a Bcfe basis as of December 31, 2006, and we serve as operator for approximately 98% of our properties based on the PV 10 Value of the related proved reserves. In 2006 our daily production averaged 64 MMcf of natural gas and 3,789 barrels of oil or 86 MMcfe.

Strengths

Experienced Management and Technical Team.  Our management and technical team has an average of 23 years of experience exploring, operating and producing natural gas and oil reserves in the Gulf of Mexico region and has experience in all phases of drilling and completing wells in the Gulf of Mexico.

Substantial Drilling Inventory.  As a result of our experienced technical team and our successful exploration drilling program, we have assembled an inventory of 39 exploratory prospects as of December 31, 2006. Our inventory and our degree of operating control provide us with flexibility in project selection and the timing of our drilling projects. We believe there are opportunities to expand our exploration activities on our existing leasehold acreage position, particularly by exploring the deep shelf, which we define as prospects at geologic and drilling depths greater than 15,000 feet.

Operational Capabilities.  We operate 98% of the PV 10 Value of our properties, and believe that by having operational control, we are able to more effectively control our expenses, capital allocation and the timing and method of exploration and development of our properties.

Technical Approach.  The majority of our drilling prospects have been generated internally by our technical team using advanced technology in analyzing, interpreting and visualizing 3-D seismic data.

Strong Balance Sheet.  Our debt to total capitalization was 16% at December 31, 2006. We plan to maintain a conservative balance sheet to preserve our ability to execute our exploration program despite volatility of commodity prices.

Business Strategy

Our goal is to increase shareholder value by investing in exploration and development projects that generate attractive rates of return. We seek to achieve this goal through the following strategies:

Grow Through Exploration.  We focus a substantial portion of our capital investments on exploration activities because we believe that, over the long-term, exploration provides attractive risk-weighted rates of return. From the formation of our joint exploration venture in 1997 through December 31, 2006, our exploration program has achieved an average drilling success rate of 73%, with 77 successful exploration wells out of a total of 106 drilled. In 2006, our exploration activities resulted in additions of 45 Bcfe to our proved reserves.

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

Generate Prospects Internally.  The majority of our oil and natural gas prospects are originated and developed internally through the combined efforts of our technical team. Our regional expertise, combined with a rigorous structural and stratagraphic interpretation of 3-D seismic data integrated with subsurface mapping techniques, promotes the identification of quality drilling prospects.

Pursue Leasehold Acquisitions.  We have been an active participant in the eight central Gulf of Mexico sales held since 1999, and expect to continue a high level of participation in future sales. Since 1999, we have been the high bidder on 57 out of 72 blocks on which we have bid, representing a 79% success rate. However, we may not be as successful in future lease sales. In addition to bidding on blocks in the Gulf of Mexico lease sales, we actively pursue exploration prospects through farm-in opportunities and acquisitions of producing and non-producing properties that have exploration potential.

Operate Core Properties.  As of December 31, 2006, we served as operator for approximately 98% of our properties, based on the PV 10 Value of our proved reserves. As operator, we can manage all phases of a project’s drilling and development operations. We believe operating allows us to:

•	exercise greater control over the cost, timing and scope of our activities;
•	more effectively utilize our platforms, processing facilities, flowlines and pipelines; and
•	maintain a lower cost structure.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2006, we spent approximately $23.4 million to drill two development wells, 1.7 net to us, both of which were successful. In addition, we spent approximately $71.1 million in 2006 for production facilities and for recompletion, abandonment and workover activities.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $200.0 million on development and exploration projects in 2007. We intend to primarily use operating cash flow to fund our drilling expenditures in 2007. We may also make additional property acquisitions that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or issuances of our equity or debt securities.

Primary Operating Areas

Our properties are located in the outer continental shelf of the Gulf of Mexico in water depths of up to 75 feet. The reservoirs in our properties are generally characterized as having high porosity and permeability, which typically result in high production rates. Our Gulf of Mexico operations include properties located offshore of Louisiana and Texas, in state and federal waters of the Gulf of Mexico. We own interests in 111 producing wells, 76.6 net to us. We operate 95% of our producing wells. Our production in 2006 averaged 64 MMcf of natural gas per day and 3,789 barrels of oil per day during 2006 or 86 MMcfe per day.

During 2006, we spent $129.0 million drilling 11 exploratory wells, 9.5 net to us and $23.4 million on two development wells, 1.7 net to us. We also spent $71.1 million for production facilities, recompletions, abandonment and workovers, $18.1 million on acquisition of proved reserves, and $7.6 million on acquiring exploration acreage and seismic data during 2006. In 2007, we plan to spend $200.0 million for our development and exploration activities. The following table summarizes the estimated proved oil and natural gas reserves for our 10 largest operating areas as of December 31, 2006:

	Net Oil	Net Gas
	(MBbls)	(MMcf)	MMcfe	%	PV 10 Value(1)%
					(In thousands)

Ship Shoal 111 and the Ship Shoal 113 Unit	8,261	71,854	121,417	35%	$438,315	33%
South Pelto 5 and South Timbalier 9, 11 and 16	1,406	25,204	33,643	10%	145,955	11%
Ship Shoal 66, 67, 68, 69 and South Pelto 1	3,603	9,818	31,436	9%	124,364	9%
Ship Shoal 97, 98, 99, 106, 107, 109 and 110	500	25,872	28,873	8%	95,415	7%
South Pelto 22	1,336	13,428	21,445	6%	91,283	7%
South Timbalier 29, 30 and 38	1,079	8,983	15,457	4%	65,076	5%
Vermillion 51 and South Marsh Island 220	159	14,009	14,962	4%	56,940	4%
South Timbalier 34 and 50 and South Pelto 15	1,063	6,306	12,685	4%	50,230	4%
Vermillion 87, 122 and 127	624	8,400	12,141	4%	49,879	4%
Ship Shoal 134, 135 and 146	—	12,050	12,050	4%	42,667	3%
Other	2,394	25,539	39,902	12%	156,996	13%

Total	20,425	221,463	344,011	100%	1,317,120	100%

Discounted Future Income Taxes					(236,109)

Standardized Measure of Discounted Future Net Cash Flows					$1,081,011

(1)	The PV 10 Value excludes future income taxes related to the future net cash flows. The standardized measure of future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax discounted at 10%.

Ship Shoal 111 and the Ship Shoal 113 Unit

The Ship Shoal 113 unit is located in federal waters having water depths from 20 to 50 feet, offshore of Terrebonne Parish, Louisiana and is comprised of 33,125 acres of federal leases covering portions of Ship Shoal blocks 93, 94, 112, 113, 114, 117, 118, 119 and 120. This unit was discovered in the late 1940s and has had cumulative production of 951 Bcfe. These properties have 70 productive sands occurring at depths from 2,500 to 16,000 feet. We acquired a 50% working interest in these properties in December 2002, acquired an additional 30% working interest in October 2003 and the remaining 20% interest during 2006. In 2005, we acquired the adjacent Ship Shoal block 111 together with an existing production platform. Since 2003 we have drilled 17 wells (15.7 net to us) in this area. We operate the four production platforms and the 22 producing wells (20.2 net to us) comprising these properties. Production from these properties net to our interest averaged 23.3 MMcf of natural gas per day and 1,343 barrels of oil per day, or 31.4 MMcfe per day, during December 2006.

South Pelto 5 and South Timbalier 9, 11, 16

We own interests in 15 producing wells, 10.6 net to us, in South Pelto block 5 and South Timbalier blocks 9, 11 and 16. These blocks are located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish, Louisiana in water depths from 30 to 50 feet. These wells share common production facilities comprised of a four-pile main production platform and a tripod satellite production platform. We acquired our lease position in South Pelto block 5 and South Timbalier block 11 through a farm-in in 1998. We leased adjacent acreage in South Timbalier blocks 9, 11 and 16 from the State of Louisiana from 1998 through 2002. We have drilled 19 wells, including redrills of existing wells (13.4 net to us), in these blocks. These wells have 18 productive sands occurring at depths from 8,000 to 17,000 feet. Production from these properties net to our interest averaged 7.6 MMcf of natural gas per day and 287 barrels of oil per day, or 9.3 MMcfe per day, during December 2006.

Ship Shoal 66, 67, 68, 69 and South Pelto 1

Ship Shoal blocks 66, 67, 68, 69 and South Pelto block 1 are located in Louisiana state waters and in federal waters with depths from 20 to 35 feet, offshore of Terrebonne Parish, Louisiana. These properties produce from ten sands occurring at depths from 9,000 to 13,500 feet. We own interests in eight wells (7.8 net to us) on Louisiana state leases partially covering Ship Shoal blocks 66 and 67 and South Pelto 1, and federal leases covering Ship Shoal blocks 68 and 69. We acquired these properties in December 1997. We have drilled eight wells (7.1 net to us) subsequent to the acquisition. These wells are connected to four production platforms and share common oil terminal facilities. Production from these properties net to our interest averaged 255 barrels of oil per day during December 2006.

Ship Shoal 97, 98, 99, 107, 109 and 110

Ship Shoal blocks 99, 107, 109 and 110 are located in federal waters with depths from 20 to 25 feet, offshore of Terrebonne Parish, Louisiana. We acquired these leases in federal lease sales in 2000 and 2001 and subsequently drilled 11 successful wells (8.4 net to us). These wells have 15 productive sands occurring at depths from 8,800 to 12,300 feet. Production from these properties net to our interest averaged 7.5 MMcf of natural gas per day, 111 barrels of oil per day, or 8.1 MMcfe per day, during December 2006.

South Pelto 22

South Pelto block 22 is located in federal waters with depths from 50 to 60 feet, offshore of Terrebonne Parish, Louisiana. We farmed-in this acreage from another offshore operator in 2003 and have subsequently drilled four wells (2.5 net to us). These wells have 14 productive sands occurring at depths from 13,400 to 17,000 feet. Production from these properties net to our interest averaged 16.5 MMcf of natural gas per day and 436 barrels of oil per day, or 19.1 MMcfe per day, during December 2006.

South Timbalier 29, 30 and 38

South Timbalier blocks 29, 30 and 38 are located in federal waters with depths from 40 to 50 feet, offshore of Terrebonne Parish, Louisiana. We farmed-in this acreage in 2002 and over the next two years drilled 4 wells (3.0 net to us). These wells have six productive sands occurring at depths from 5,700 to 15,700 feet. These wells are connected to a common four-pile production platform. Production from these properties net to our interest averaged 0.8 MMcf of natural gas per day and 86 barrels of oil per day, or 1.3 MMcfe per day, during December 2006.

Vermilion 51 and South Marsh Island 220

Vermilion block 51 and the adjacent block at South Marsh Island 220 are located in federal waters with depths from 10 to 15 feet, offshore of Vermilion Parish, Louisiana. We purchased undrilled leases from another exploration company in 2003 and subsequently drilled five wells (4.2 net to us). These wells have six productive sands occurring at depths from 7,400 to 11,000 feet. These wells produce to a common four-pile production platform. Production from these properties net to our interest averaged 2.2 MMcf of natural gas per day during December 2006.

South Timbalier 34 and 50 and South Pelto 14 and 15

South Timbalier blocks 34 and 50 and the adjacent blocks at South Pelto 14 and 15 are located in federal waters having a water depth of 55 feet, offshore of Terrebonne Parish, Louisiana. These properties have 18 productive sands occurring at depths from 2,000 to 14,000 feet. We own interests in eight producing wells (5.9 net to us) that are connected to a three-platform production complex. We acquired our acreage position by purchasing these blocks and the production facilities from another offshore operator in 1998. Subsequent to the acquisition, we drilled eleven successful wells (8.0 net to us) in these blocks. Production from these properties net to our interest averaged 0.5 MMcf of natural gas per day, 117 barrels of oil per day, or 1.2 MMcfe per day, during December 2006.

Vermilion 87, 122 and 127

Vermilion blocks 87, 122 and 127 are located in federal waters with depths from 30 to 70 feet, offshore of Vermilion Parish, Louisiana. We acquired Vermilion block 87 by taking over and completing a well that another offshore operator had drilled and was planning to abandon. We purchased Vermilion block 122 from another operator and leased block 127. We subsequently drilled five wells (3.9 net to us). These wells have 11 productive sands occurring at depths from 6,000 to 12,000 feet and are connected to two production platforms. Production from these properties net to our interest averaged 4.8 MMcf of natural gas per day and 497 barrels of oil per day, or 7.8 MMcfe per day, during December 2006.

Ship Shoal 134, 135 and 146

Ship Shoal blocks 134, 135 and 146 are located in federal waters with depths from 30 to 40 feet, offshore of Terrebonne Parish, Louisiana. We acquired our leasehold position in these blocks in the federal lease sales. We drilled five wells (3.9 net to us) during 2003 and 2004. These properties have nine productive sands occurring at depths from 3,000 to 10,800. Our production from these properties net to our interest averaged 2.6 Mmcf of natural gas per day and 17 barrels of oil per day, or 2.7 MMcfe per day, during December 2006.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves, which are the estimated quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, and the PV 10 Value of our proved oil and natural gas reserves as of December 31, 2006:

	Oil	Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	PV 10 Value(1)
				(In thousands)

Proved Developed Producing	4,701	50,222	78,428	$322,383
Proved Developed Non-producing	10,936	132,781	198,393	772,499
Proved Undeveloped	4,788	38,460	67,190	222,238

Total Proved	20,425	221,463	344,011	1,317,120

Discounted Future Income Taxes				(236,109)

Standardized Measure of Discounted Future
Net Cash Flows(1)				$1,081,011

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

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

The PV 10 Value and the standardized measure of discounted future net cash flows of our proved oil and natural gas reserves was determined based on the market prices for oil and natural gas on December 31, 2006. The market price for our oil production on December 31, 2006, after basis adjustments, was $59.28 per barrel. The market price received for our natural gas production on December 31, 2006, after basis adjustments, was $5.85 per Mcf.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2004, 2005 or 2006 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2006, we drilled exploratory and development wells as set forth in the table below.

	Year Ended December 31,
	2004		2005		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells:
Oil	4	3.2	2	1.5	—	—
Gas	5	3.8	8	6.4	8	7.0
Dry	5	3.1	1	0.6	3	2.5

	14	10.1	11	8.5	11	9.5
Development Wells:
Oil	1	1.0	3	3.0	—	—
Gas	9	7.1	6	5.2	2	1.7
Dry	—	—	2	2.0	—	—

	10	8.1	11	10.2	2	1.7

Total Wells	24	18.2	22	18.7	13	11.2

Subsequent to December 31, 2006, we drilled one unsuccessful exploratory well (0.8 net to us) and as of February 28, 2007 we had one well (0.8 net to us) that was in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2006:

	Oil		Gas
	Gross	Net	Gross	Net

Offshore:
Louisiana	10	7.9	9	7.0
Federal	34	17.9	58	43.8

Total	44	25.8	67	50.8

We operate 89 of the 111 producing wells presented in the above table. As of December 31, 2006, we owned interests in 19 wells containing multiple completions, which means that a well is producing out of more than one completed zone. Wells with more than one completion are reflected as one well in the table above. If at least one completion is an oil producing zone, then the well is counted as an oil well.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2006. We have excluded acreage in which our interest is limited to an overriding royalty interest.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

Offshore:
Louisiana	5,484	4,929	1,304	1,304	6,788	6,233
Federal	213,771	156,623	171,208	171,208	384,979	327,831

Total	219,255	161,552	172,512	172,512	391,767	334,064

161,552 net acres or 48% percent of our total acreage is held by production. Our undeveloped leasehold acreage totaling 172,512 net acres expires as follows:

Expires in 2007	23%
Expires in 2008	23%
Expires in 2009	24%
Expires in 2010	18%
Expires in 2011	12%

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. Approximately 43% of our 2006 natural gas sales were priced utilizing index prices and 57% were priced utilizing daily spot prices. Shell Trading (US) Company was our most significant oil purchaser in 2006, accounting for approximately 32% of our total 2006 oil and gas sales. Coral Energy Resources LP and National Energy & Trading, LP were our most significant natural gas purchasers in 2006, accounting for approximately 36% and 26%, respectively, of our total 2006 oil and gas sales. The loss of any of the foregoing customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

Regulation

General.  Various aspects of our oil and natural gas operations are subject to extensive and continually changing regulation, as legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations binding upon the oil and natural gas industry and its individual members. The Federal Energy Regulatory Commission, or “FERC,” regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or “NGA,” and the Natural Gas Policy Act of 1978, or “NGPA.” In 1989, however, Congress enacted the Natural Gas Wellhead Decontrol Act, which removed all remaining price and nonprice controls affecting all “first sales” of natural gas, effective January 1, 1993, subject to the terms of any private contracts that may be in effect. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, in the future Congress could reenact price controls or enact other legislation with detrimental impact on many aspects of our business. Under the provisions of the Energy Policy Act of 2005 (the “2005 Act”), the NGA has been amended to prohibit any form of market manipulation with the purchase or sale of natural gas, and the FERC has issued new regulations that are intended to increase natural gas pricing transparency. The 2005 Act has also significantly increased the penalties for violations of the NGA.

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

Oil and Natural Gas Liquids Transportation Rates.  Our sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. In a number of instances, however, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to FERC jurisdiction under the Interstate Commerce Act. In other instances, the ability to transport and sell such products is dependent on pipelines whose rates, terms and conditions of service are subject to regulation by state regulatory bodies under state statutes. The price received from the sale of these products may be affected by the cost of transporting the products to market.

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

Federal regulators require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention and response to oil spills in the waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages relating to a spill. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.

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

Employees

As of December 31, 2006, we had 23 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

The following table sets forth certain information with respect to our directors and executive officers:

Name	Position	Age

M. Jay Allison	Chairman of the Board of Directors	51
Wayne L. Laufer	Chief Executive Officer and Director	61
Gary W. Blackie	President and Director	58
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary and Director	46
John L. Duvieilh	Director	46
D. Michael Harris	Director	60
David K. Lockett	Director	52
Cecil E. Martin, Jr	Director	65
David W. Sledge	Director	50

Executive Officers

A brief biography of each person who serves as a director or executive officer follows below.

M. Jay Allison has been our Chairman of the Board since our formation in July 2004. Mr. Allison has been a director of Comstock Resources, Inc. (“Comstock”) since June 1987, and its President and Chief Executive Officer since 1988. Comstock is our largest stockholder. Mr. Allison was elected Chairman of the Comstock board of directors in 1997. From 1987 to 1988, Mr. Allison served as Comstock’s Vice President and Secretary. From 1981 to 1987, he was a practicing oil and gas attorney with the firm of Lynch, Chappell & Alsup in Midland, Texas. He received B.B.A., M.S. and J.D. degrees from Baylor University in 1978, 1980 and 1981, respectively. Mr. Allison currently serves on the Board of Directors of Tidewater Marine, Inc., the Board of Regents for Baylor University and on the Advisory Board of the Salvation Army in Dallas, Texas.

Wayne Laufer has been our Chief Executive Officer since our formation in July 2004 and a director since we converted to a corporation in May 2005. Mr. Laufer co-founded with Mr. Blackie a Gulf of Mexico exploration company in 1984. In 1998, he and Mr. Blackie co-founded Bois d’Arc Offshore Ltd., and Mr. Laufer was a limited partner and its operations engineer, as well as a member of its member-managed general partner, Bois d’Arc Oil & Gas Company, LLC, from 1998 until July 2004. From 1967 to 1983, he was employed by various energy companies. Mr. Laufer received a B.S. degree in civil engineering from Missouri School of Mines & Metallurgy (Rolla) in 1967. Mr. Laufer is a member of the Society of Petroleum Engineers and the Louisiana Independent Oil and Gas Association.

Gary Blackie has been our President since our formation in July 2004 and a director since we converted to a corporation in May 2005. Mr. Blackie co-founded with Mr. Laufer a Gulf of Mexico exploration company in 1984. In 1998, he and Mr. Laufer co-founded Bois d’Arc Offshore Ltd., and Mr. Blackie was a limited partner and its exploration geologist, as well as a member of its member-managed general partner, Bois d’Arc Oil & Gas Company, LLC, from 1998 until July 2004. From 1973 to 1983, he was employed by several oil companies. Mr. Blackie received a B.S. degree in geology/civil engineering and a M.S. degree in geology/geophysics from Ohio University in 1971 and 1973, respectively. Mr. Blackie is a member of the American Association of Petroleum Geologists.

Roland Burns has been our Senior Vice President, Chief Financial Officer and Secretary since our formation in July 2004 and a director since we converted to a corporation in May 2005. Mr. Burns has been a director of Comstock since June 1999, and has been Senior Vice President of Comstock since 1994, Chief Financial Officer and Treasurer of Comstock since 1990 and Secretary of Comstock since 1991. From 1982 to 1989, he was employed by the public accounting firm, Arthur Andersen LLP. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

Outside Directors

John Duvieilh has been a director since May 2005. Mr. Duvieilh has been associated with the law firm of Jones, Walker, Waechter, Poitevent, Carrère & Denègre, L.L.P. since 1986, and became a partner of such firm in 1992. He received a B.B.A. degree from Loyola University in 1983 and a J.D. degree from Louisiana State University in 1986.

Michael Harris has been a director since May 2005. Dr. Harris has been an associate professor of accounting at St. Edwards University since 1998 and has been an independent consultant for a variety of small business owners, providing guidance in the management of information systems, taxation and business planning, since 1990. Dr. Harris received a B.B.A. degree from the University of Texas at Austin in 1970, a M.S. degree in Accountancy from the University of Houston Graduate School of Business in 1971 and a Ph.D. degree from the University of Texas at Austin in 1998 and is a Certified Public Accountant and a Certified Information Technology Professional.

David Lockett has been a director since May 2005. Mr. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 15 years and has spent the past 25 years in the technology industry. Mr. Lockett also serves as a director of Comstock, a position he has held since July 2001. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

Cecil Martin has been a director since May 2005. Mr. Martin is an independent commercial real estate developer who has primarily been managing his personal real estate investments since 1991. From 1973 to 1991, he also served as chairman of a public accounting firm in Richmond, Virginia. Mr. Martin also serves as a director of Comstock, a position he has held since October 1989, and on the boards of directors of Crosstex Energy, Inc. and Crosstex Energy, L.P. Mr. Martin holds a B.B.A. degree from Old Dominion University and is a Certified Public Accountant.

David Sledge has been a director since May 2005. Mr. Sledge is currently President and Chief Operating Officer of Sledge Drilling Company. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the permian Basin chapter of this association. Mr. Sledge also serves as a director of Comstock, a position he has held since May 1996. He received a B.B.A. degree from Baylor University in 1979.

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

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to our facilities and interrupt our production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration and development or result in loss of equipment and property. For example, our operations were substantially impacted in 2004, 2005 and 2006 by hurricane and tropical storm activity. In both 2004 and 2005, we had production shut-in for six different hurricanes or tropical storms. In 2004, 2005 and 2006 we also had production shut-in awaiting repairs to third party pipelines that were damaged by the hurricanes. As a result of the shut-ins, we were forced to defer production of approximately 2.2, 4.3 and 3.6 Bcfe in 2004, 2005 and 2006, respectively. We also had drilling rigs under contract standing idle for a combined total of 22 and 63 days in 2004 and 2005, respectively. We incurred approximately $1.1 million in 2004, $4.9 million in 2005 and $3.0 million in 2006 for costs to repair damage to our facilities caused by the hurricanes.

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

Unless we conduct successful exploration and development activities or acquire properties containing proven reserves, our proved reserves will decline as reserves are depleted. Producing oil and natural gas reserves are generally characterized by declining production rates that vary depending on reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. Our current operations are conducted in the Gulf of Mexico. Production from reserves in the Gulf of Mexico generally declines more rapidly than reserves from reservoirs in other producing regions. Our independent petroleum consultants estimate that, on average, 50% of our total proved reserves will be depleted within three years. As a result, our need to replace reserves from new investments is relatively greater than those of producers who produce lower percentages of their reserves over a similar time period, such as those producers who have a portion of their reserves outside of the Gulf of Mexico in areas where the rate of reserve production is lower. If we are not able to find, develop or acquire additional reserves to replace our current and future production, our production rates will decline even if we drill the undeveloped locations that were included in our proved reserves. Our future oil and natural gas reserves and production, and therefore our cash flow and income, are dependent on our success in economically finding or acquiring new reserves and efficiently developing our existing reserves.

We plan to conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents greater operating and financial risks than conventional shelf operations.

The deep shelf of the Gulf of Mexico is an area that has had limited historical drilling activity. This is due, in part, to its geological complexity and depth. Deep shelf development can be more expensive than conventional shelf projects as deep shelf development requires more actual drilling days and higher drilling and services costs due to extreme pressure and temperatures associated with greater drilling depths. Moreover, drilling expense and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions such as high temperature and pressure. Also, seismic interpretation of deeper, geopressured formations is more difficult than at shallower, normally pressured conventional well depths. Our overall exploration success rate has been 73%. Of the 25 deep shelf wells that we have drilled, 15 successfully found hydrocarbons at geologic and drilling depths below 15,000 feet, for a success rate of 54%. This success rate is lower than our overall success rate, reflecting the fact that deep shelf drilling is inherently more risky than conventional shelf drilling. Deepwater development costs can also be significantly higher than shelf development costs because deepwater drilling requires bigger installation equipment; sophisticated sea floor production handling equipment; expensive, state-of-the-art platforms and/or investment in infrastructure. Accordingly, we cannot assure you that our oil and natural gas exploration activities, in the deep shelf, the deepwater and elsewhere, will be commercially successful.

We plan to pursue acquisitions as part of our growth strategy and there are risks in connection with acquisitions.

Our future growth may include acquisitions of producing properties and companies. In 2006 we acquired 7 Bcfe of reserves for $18.1 million. We expect to evaluate and, where appropriate, pursue acquisition opportunities on terms we consider favorable. However, we cannot assure you that suitable acquisition candidates will be identified in the future, or that we will be able to finance such acquisitions on favorable terms. In addition, we compete against other companies for acquisitions, and we cannot assure you that we will successfully acquire any material property interests. Further, we cannot assure you that future acquisitions by us will be integrated successfully into our operations or will increase our profits.

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

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geologic characteristics or geographic location than our existing properties. While our current operations are focused in the Gulf of Mexico, we may pursue acquisitions or properties located in other geographic areas.

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

As of December 31, 2006, approximately 57% of our total proved reserves were developed non-producing and approximately 20% were undeveloped. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may ultimately be produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

Three of our field areas comprise approximately 54% of the PV 10 Value of our total proved reserves. If our reserve estimates in these areas turn out to be inaccurate, there may be a material adverse effect on our financial condition.

Any significant variance from our assumptions regarding future production levels and operating and development costs to actual figures relating to our key field areas could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to this group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Approximately 75% of our total proved reserves in our three key field areas are developed non-producing or undeveloped. To the extent that our reserve estimates in these areas turn out to be inaccurate, the estimated quantities and present value of reserves will most likely vary from our estimates, which in turn would result in a material adverse effect on our financial condition.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in a substantial part on the availability and capacity of gathering systems, pipelines and processing facilities, in some cases owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. We may be required to shut-in wells for a lack of a market or because of the inadequacy or unavailability of pipelines or gathering system capacity. If that were to occur, then we would be unable to realize revenue from those wells until arrangements were made to deliver our production to market. We have in the past been required to shut-in wells when hurricanes have caused or threatened damage to pipelines and gathering stations. We were forced to defer production of approximately 2.2, 4.3 and 3.6 Bcfe in 2004, 2005 and 2006, respectively, because of hurricane activity and damage to third party pipelines and processing facilities.

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

If we suffer a significant accident or other loss, our insurance coverage will be net of our deductibles and may not be sufficient to pay the full current market value or current replacement value of our lost investment, which could result in a material adverse impact on our operations and financial condition. Our insurance does not protect us against all operational risks. We do not carry business interruption insurance. We were therefore not covered for financial losses incurred as a result of temporarily shutting in our wells due to hurricane activity. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. Because third party drilling contractors are used to drill our wells, we may not realize the full benefit of workers’ compensation laws in dealing with their employees. In addition, some risks, including pollution and environmental risks, generally are not fully insurable.

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

As of December 31, 2006 Comstock directly owns 32,220,761 shares of our common stock, representing approximately 48.49% of our voting interests and members of Comstock’s Board of Directors collectively own 1,014,050 shares or 1.53% of our voting interests. Therefore, Comstock has the ability to exert significant influence and control over the outcome of all matters requiring stockholder approval, including:

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BDE” and began trading on May 6, 2005 following our initial public offering. The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.

		High	Low

2005 —	First Quarter	$—	$—
	Second Quarter(1)	15.61	11.50
	Third Quarter	17.66	13.40
	Fourth Quarter	18.00	13.58

		High	Low

2006 —	First Quarter	$19.94	$13.75
	Second Quarter	18.89	13.78
	Third Quarter	17.13	14.41
	Fourth Quarter	16.76	14.10

(1)	May 6, 2005 to June 30, 2005.

As of February 28, 2007, we had 66,433,500 shares of common stock outstanding, which were held by 55 holders of record and approximately 4,300 beneficial owners who maintain their shares in “street name” accounts.

We have never paid cash dividends on our common stock. We presently intend to retain any earnings for the operation and expansion of our business and we do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of dividends will depend upon the results of our operations, capital requirements, our financial condition and such other factors as our board of directors may deem relevant. In addition, we are limited under our bank credit facility from paying or declaring cash dividends in excess of $5.0 million.

During the fourth quarter of 2006, we did not repurchase any of our equity securities.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2006:

Number of securities
	Number of securities	Weighted average	authorized for future
	to be issued upon	exercise price of	issuance under equity
	exercise of	outstanding	compensation plans
	outstanding options	options	(excluding outstanding options)

Equity compensation plans approved by stockholders	3,350,500	$7.70	1,892,550	(1)

(1)	Plus 11% of any additional issuances of common stock each year beginning on each subsequent January 1.

We do not have any equity compensation plans that were not approved by the stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data as of and for each of the years in the five-year period ended December 31, 2006. The selected historical combined financial data as of and for the years ended December 31, 2002 and 2003 and the period from January 1, 2004 to July 15, 2004 is derived from our predecessors’ audited combined financial statements. The consolidated financial data for the period from our inception (July 16, 2004) to December 31, 2004 and for the years ended December 31, 2005 and 2006 is derived from our audited financial statements. The data presented below should be read in conjunction with our consolidated financial statements and our predecessors’ combined financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:

				Bois d’Arc Energy
	Combined Bois d’Arc Energy Predecessors			Period from
			Period from	Inception
			January 1,	(July 16,
			2004 to	2004) to	Year Ended
	Year Ended December 31,		July 15,	December 31,	December 31,
	2002	2003	2004	2004	2005	2006
	(In thousands except per share data)

Oil and gas sales	$76,067	$133,450	$70,341	$72,721	$184,436	$254,710
Operating expenses:
Oil and gas operating(1)	14,725	22,290	15,233	16,602	37,089	53,400
Exploration	5,458	800	2,676	12,040	16,794	18,708
Depreciation, depletion and amortization	32,490	44,285	22,831	21,761	42,854	77,591
Impairment	—	500	—	—	590	1,632
General and administrative, net	2,600	3,481	1,450	2,641	9,331	11,374

Total operating expenses	55,273	71,356	42,190	53,044	106,658	162,705

Income from operations	20,794	62,094	28,151	19,677	77,778	92,005
Other income (expenses):
Interest income	81	154	75	74	222	330
Interest expense	(10,818)	(9,580)	(4,453)	(2,665)	(3,775)	(6,696)
Formation costs	—	—	—	(1,838)	—	—
Loss on disposal of assets	—	—	—	—	(89)	—
Other income	—	—	—	—	—	597

Income before income taxes	10,057	52,668	23,773	15,248	74,136	86,236
Provision for income taxes	—	—	—	—	(125,808)	(31,212)
Net income before cumulative effect of change in accounting principle	10,057	52,668	23,773	15,248	(51,672)	55,024
Cumulative effect of change in accounting principle	—	(739)	—	—	—	—

Net income	$10,057	$51,929	$23,773	$15,248	$(51,672)	$55,024

Income (loss) per share (unit):
Basic				$0.30	$(0.89)	$0.87

Diluted				$0.30	$(0.89)	$0.84

Weighted average common and common stock equivalent shares (units) outstanding:
Basic				50,000	57,909	63,391

Diluted				50,485	57,909	65,278

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$10,057	$52,668	$23,773	$15,248	$74,136
Pro forma provision for income taxes	(3,520)	(18,434)	(8,321)	(5,807)	(26,914)

Pro forma net income	$6,537	$34,234	$15,452	$9,441	$47,222

Pro forma income (loss) per share (unit):
Basic				$0.19	$0.82

Diluted				$0.19	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic				50,000	57,909

Diluted				50,485	59,655

(1)	Includes lease operating costs and production and ad valorem taxes.

Included in the provision for income taxes in 2005 is a deferred tax charge of $108.2 million recognized upon our conversion to a taxable entity.

Balance Sheet Data:

	Combined Bois d’Arc Energy Predecessors		Bois d’Arc Energy
	As of December 31,		As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Cash and cash equivalents	$12,311	$22,019	$2,416	$12,043	$9,487
Property and equipment, net	348,004	413,412	511,477	661,931	827,795
Total assets	377,170	461,693	530,583	712,902	885,501
Bank debt	14,000	10,500	—	69,000	100,000
Payable to Comstock Resources(1)	299,864	311,706	148,066	—	—
Stockholders’ equity	19,132	64,949	319,485	419,206	516,610

(1)	Payable to Comstock Resources of our predecessors represents advances made to Comstock Offshore by Comstock to fund Comstock Offshore’s acquisition, development and exploration activities. Interest expense has been included in the combined financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. Payable to Comstock Resources of Bois d’Arc Energy, LLC represents advances made to us by Comstock in connection with our formation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Business.  We were formed in July 2004. We are a growing independent exploration company engaged in the discovery and production of oil and natural gas in the outer continental shelf of the Gulf of Mexico. As of December 31, 2006, we owned interests in 111 (76.6 net to us) producing oil and natural gas wells in the federal and state waters of the Gulf of Mexico. We operate 89 of the 111 producing wells that we own. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this primary goal, we focus on profitably increasing our oil and natural gas reserves. See “Risk Factors” for a description of risks inherent in the oil and natural gas industry and our business, any one of which, if it occurs, can negatively impact our ability to accomplish our primary goal.

Our future growth will be driven primarily by exploration activities. We have 39 identified exploration prospects in our inventory that are located on our leasehold acreage and supported by 3-D seismic data. We believe that by adhering to our prospect selection methodology, we have realized high historical exploration success rates. We believe that our inventory, including development wells resulting from new discoveries, will provide us with opportunities to increase our reserves over the next three to five years. Under our current drilling budget, we plan to drill approximately ten of these prospects in 2007. However, the actual number of prospects that we drill over any defined time period will be determined based upon the number of rig days that we have available under our contracts with drilling contractors and the amount of time it takes to drill each prospect selected by our management and technical team. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Our exploration and production activities are conducted in the Gulf of Mexico. Our operations are significantly impacted by conditions in the Gulf of Mexico, such as adverse weather conditions; the availability of equipment, facilities or services; delays and decreases in the availability of capacity to transport, gather or process production; and changes in the regulatory environment. We maintain insurance to mitigate the risk of damage to our production facilities that could result from adverse weather conditions. We have periodically shut-in our production as a result of hurricanes or tropical storm activity. As a result of hurricane activity, we deferred production of approximately 2.2 Bcfe in 2004, 4.3 Bcfe in 2005 and 3.6 Bcfe in 2006. We also had drilling rigs under contract standing idle during the storm activity for a combined total of 22 and 63 days in 2004 and 2005, respectively. We incurred approximately $1.1 million, $4.9 million and $3.0 million in costs to repair damage to our facilities caused by the hurricane activity in 2004, 2005 and 2006, respectively.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operational safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $48.1 million as of December 31, 2006.

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

Comparability of Results.  The combined financial statements included in this report and the discussion below with respect to periods prior to July 16, 2004 are based on the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us on a combined basis. Our predecessors, the Bois d’Arc Participants and Comstock Offshore, operated as joint venture partners from 1997 until our formation in July 2004. Bois d’Arc Energy,

LLC (prior to its conversion to a corporation) was a continuation of this joint venture and formalized the relationship of the predecessors. A majority of the interests of our predecessors were in the same properties and the operations were under the combined management of the predecessors. As such, combined financial statements using historical cost basis properly reflect the historical combined operations of Comstock Offshore and the Bois d’Arc Participants. In connection with our initial public offering in May 2005, we converted from a limited liability company to a corporation.

The accompanying combined financial statements of the Bois d’Arc Energy Predecessors present the combined results of operations, cash flows and changes in equity for the period from January 1, 2004 to July 15, 2004 of Comstock Offshore and the Bois d’Arc Participants for the properties contributed to the Company. The accompanying consolidated financial statements reflect the consolidated results of the Company, including its financial position as of December 31, 2005 and 2006 and its results of operations and cash flows for the period from Inception through December 31, 2004 and for the years ended December 31, 2005, and 2006.

The general and administrative expenses included in our predecessors’ combined financial statements reflect the general and administrative expenses of Bois d’Arc, a privately-held company, and certain general and administrative expenses allocated to Comstock Offshore by its parent, Comstock. As such, our general and administrative expenses are significantly different than those of our predecessors. Our predecessors were either individuals or partnerships or limited liability companies that passed through their taxable income to their owners. Accordingly, no provision for federal or state corporate income taxes was made in our predecessors’ combined financial statements. As a result of our conversion to a corporation in May 2005, our earnings are subject to federal, state and local taxes at a combined rate of approximately 36%.

Results of Operations

Our operating data for the period from January 1, 2004 to July 15, 2004, the period from our inception on July 16, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006 is summarized below:

	Combined Bois d’Arc	Bois d’Arc
	Energy Predecessors	Energy
	Period from	Period from	Combined	Bois d’Arc Energy
	January 1, 2004	Inception	Year Ended	Year Ended	Year Ended
	to July 15,	(July 16, 2004) to	December 31,	December 31,	December 31,
	2004	December 31, 2004	2004	2005	2006
	(In thousands, except per unit amounts)

Revenues:
Oil and gas sales	$70,341	$72,721	$143,062	$184,436	$254,710
Expenses:
Oil and gas operating(1)	$15,233	$16,602	$31,835	$37,089	$53,400
Exploration	$2,676	$12,040	$14,716	$16,794	$18,708
Depreciation, depletion and amortization	$22,831	$21,761	$44,592	$42,854	$77,591
Net Production Data:
Oil (MBbls)	832	779	1,611	1,155	1,383
Natural gas (MMcf)	6,267	5,908	12,175	14,896	23,183
Natural gas equivalent (MMcfe)	11,260	10,578	21,838	21,825	31,481
Average Sales Price:
Oil ($/Bbl)	$36.50	$44.45	$40.36	$52.88	$64.66
Natural gas ($/Mcf)	$6.38	$6.45	$6.41	$8.28	$7.13
Average equivalent price ($/Mcfe)	$6.25	$6.87	$6.55	$8.45	$8.09
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.35	$1.57	$1.46	$1.70	$1.70
Depreciation, depletion and amortization(2)	$2.02	$2.04	$2.04	$1.95	$2.45

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Oil and gas sales.  Our oil and gas sales increased $70.3 million, or 38%, in 2006 to $254.7 million from $184.4 million in 2005. The increase in sales resulted from a 44% increase in our production, which was partially offset by lower natural gas prices in 2006. Our average realized gas price decreased by 14% and our average realized oil price increased by 22% in 2006 as compared with the average prices we realized in 2005. On an equivalent unit basis, the average price received for our production in 2006 was $8.09 per Mcfe, which was 4% lower than our average price received in 2005 of $8.45 per Mcfe. Our natural gas production increased by 56% while our oil production increased by 20%. The oil and natural gas production increase was primarily related to new discoveries that we made and the restoration of production with pipelines and onshore facilities returning to service during 2006 after being shut-in due to the 2005 hurricanes. The 2005 hurricane activity caused us to defer production of approximately 4.3 and 3.6 Bcfe in 2005 and 2006, respectively.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $16.3 million, or 44%, to $53.4 million in 2006 from $37.1 million in 2005. Our operating expenses per equivalent Mcf produced were unchanged at $1.70 for 2006 and 2005. The increase in total operating expenses was primarily related to increased production and higher lifting costs associated with the increased costs of services and materials and higher insurance costs following the 2005 hurricane activity. In addition, our oil and gas operating expenses included $3.0 million and $4.9 million in 2006 and 2005, respectively, for costs to repair damage resulting from the hurricane activity.

Impairment.  We recorded an impairment to our oil and gas properties of $0.6 million and $1.6 million in 2005 and 2006, respectively, on minor valued fields.

Exploration expense.  In 2006, we incurred $18.7 million in exploration expense, which related to the cost of three unsuccessful exploratory wells drilled and the acquisition and reprocessing of 3-D seismic data. In 2005, our exploration expense was $16.8 million, which related to one dry hole and the acquisition and reprocessing of 3-D seismic data.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased $34.7 million, or 81%, to $77.6 million in 2006 from $42.9 million in 2005. Our depreciation, depletion and amortization expense per equivalent Mcf produced increased by $0.50, or 26%, to $2.45 for 2006 as compared to $1.95 for 2005. The increase in the amortization rate was attributable to higher capitalized costs associated with the wells we drilled and the installation of new production facilities.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive of $11.4 million in 2006, were $2.1 million or 22% higher than our net general and administrative expenses of $9.3 million in 2005. These costs have increased primarily as a result of the management and staff that we hired after our formation as well as compliance costs associated with being a public company.

Interest expense.  Our interest expense for 2006 was $6.7 million and $3.8 million in 2005. Interest expense increased in 2006 primarily due to higher borrowings outstanding and higher interest rates. Our average borrowings of $89.6 million during 2006 increased from the $74.1 million average borrowings we had outstanding in 2005. Our average interest rate increased to 6.6% in 2006 from 4.8% in 2005.

Income taxes.  Income tax expense decreased in 2006 to $31.2 million from $125.8 million in 2005. The 2005 tax provision included a $108.2 million provision related to our conversion to a corporation.

Net income.  We reported net income of $55.0 million ($0.84 per share) in 2006 as compared to a net loss of $51.7 million ($0.89 per share) year ended December 31, 2005. The net loss in 2005 resulted from the $108.2 million provision for the deferred tax liability upon our conversion to a corporation. Excluding this one time provision and pro forma for income taxes, we would have reported net income of $47.2 million ($0.79 per share) in 2005.

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

Interest expense.  Interest expense for 2005 was $3.8 million. Interest expense for the period from January 1, 2004 to July 15, 2004 was $4.5 million and for the period from our inception to December 31,

2004 was $2.7 million. Interest expense decreased in 2005 primarily due to a reduction in borrowings outstanding. Average borrowings of $74.1 million during 2005 was lower than the $242.8 million average borrowings outstanding in 2004. The decrease due to the lower debt balances was partially offset by an increase in our average interest rate, which increased to 4.8% in 2005 from 3.0% in 2004.

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

Net income.  We reported a net loss of $51.7 million ($0.89 per share) in 2005 as compared to net income of $23.8 million for the period from January 1, 2004 to July 15, 2004 and $15.2 million for the period from our inception on July 16, 2004 to December 31, 2004. The net loss in 2005 resulted from the $108.2 million provision for the deferred tax liability upon our conversion to a corporation. Without the one time provision and pro forma for income taxes, we would have reported net income of $47.2 million ($0.79 per share) in 2005.

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities, borrowings under credit facilities and issuances of common stock. In 2006 our primary sources of funds were net cash flow for operating activities of $178.4 million, $31.0 million borrowed under our bank credit facility and $35.9 million from the proceeds from a sale of our common stock to Comstock in a private placement. In 2005 our primary sources of funds were $131.7 million in net cash flow from operating activities, $69.0 million borrowed under our bank credit facility, and $145.1 million from our initial public offering. For the period from our inception on July 16, 2004 through December 31, 2004, our primary sources of funds were net cash flow from operating activities of $49.5 million and borrowings of $64.9 million from Comstock that we incurred in connection with our formation. For the period from January 1, 2004 to July 15, 2004 our primary sources of funds were $51.0 million of cash flow from operating activities and $31.6 million of borrowings from Comstock Resources.

Our cash flow from operating activities in 2006 increased by $46.7 million to $178.4 million as compared to $131.7 million in 2005 primarily due to our higher revenues in 2006 which were attributable to the 44% increase in our production. Cash flows from operating activities in 2005 of $131.7 million increased by $31.3 million from the 2004 combined cash flows from operating activities of $100.4 million mainly due to higher revenues caused by increased natural gas prices.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. Capital expenditures for exploration, development and exploration activities were $83.3 million for the period from January 1, 2004 through July 1, 2004, $59.7 million for the period from our inception on July 16, 2004 through December 31, 2004, and $189.8 million and $246.2 million for the years ended December 31, 2005 and 2006, respectively. Our capital expenditure activity for the years ended December 31, 2005 and 2006 is summarized in the following table:

	2005	2006
	(In thousands)

Acquisitions of proved oil and gas properties	$—	$18,148
Acquisitions of unproved oil and gas leasehold	4,968	2,979
Exploration drilling(1)	63,018	128,983
Development drilling	77,601	23,360
Offshore facilities	22,000	50,764
Other development costs	19,975	20,376
Other	2,209	1,611

Total	$189,771	$246,221

(1)	Excludes geological and geophysical expenses which are not capitalized and capitalized costs of asset retirement obligations.

Our capital expenditures in 2006 increased by $56.4 million over 2005 mostly due to acquisitions and higher drilling and construction costs in the Gulf of Mexico. Capital expenditures in 2005 increased $46.8 million above the combined full year 2004 capital expenditures of $143.0 million primarily due to our increased activity in our drilling program.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $200.0 million for development and exploration projects in 2007, which will be funded primarily by cash flows from operating activities. However, our operating cash flow and therefore, our capital expenditures are highly dependent on oil and natural gas prices.

Our cash flow from financing activities of $66.7 million increased $2.9 million in 2006 as compared to $63.8 million of cash flow provided by financing activities in 2005. Financing activities in 2006 which funded our acquisition, exploration and development activities included additional borrowings under our bank credit facility and sale of additional shares of common stock to Comstock. Cash flows from our financing activities in 2005 of $63.8 million were comparable to the combined full year 2004 results of $65.5 million. Financing activities in 2004 were mainly borrowings under our credit facility with Comstock. Financing activities in 2005 include the proceeds from our initial public offering, the repayment of our borrowings from Comstock and new borrowings under our bank credit facility to fund our exploration and development projects.

On May 11, 2005 we completed an initial public offering of 13,500,000 shares of common stock at $13.00 per share to the public. We sold 12,000,000 shares of common stock and received proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares, of which we received no proceeds. Prior to completing the offering, we converted from a limited liability company to a corporation and changed our name to Bois d’Arc Energy, Inc.

On August 31, 2006, we completed the sale of 2,250,000 shares of common stock to Comstock in a private placement for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and our drilling program.

We have a $200.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base was $200.0 million, $100.0 million of which was available as of December 31, 2006. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

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

The following table summarizes our aggregate contractual liabilities and commitments as of December 31, 2006 by year of maturity:

	2007	2008	2009	2010	2011	Thereafter	Total
	(In thousands)

Bank credit facility	$—	$—	$100,000	$—	$—	$—	$100,000
Interest on debt obligations	6,850	6,850	2,458	—	—	—	16,158
Operating leases	383	388	402	412	418	142	2,145
Contracted drilling services	28,840	—	—	—	—	—	28,840
Acquisition of seismic data	5,250	8,250	—	—	—	—	13,500

	$41,323	$15,488	$102,860	$412	$418	$142	$160,643

Future interest expense on debt obligations is computed based upon the December 31, 2006 rate on our bank credit facility.

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

We do not have any off-balance sheet arrangements.

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

Impairment of oil and gas properties.  The determination of impairment of our oil and gas reserves is based on the oil and gas reserve estimates using projected future oil and natural gas prices that we have determined to be reasonable. The projected prices that we employ represent our long-term oil and natural gas price forecast and may be higher or lower than the December 31, 2006 market prices for crude oil and natural gas. For the impairment review of our oil and gas properties that we conducted as of December 31, 2006, we used oil and natural gas prices that were based on the current futures market. We used an oil price of $56.28 per barrel for 2007 and escalated prices by 5% each year thereafter to a maximum price of $74.04 per barrel. For natural gas, we used a price of $8.09 per Mcf for 2007 and escalated prices by 5% each year thereafter to a maximum price of $12.77 per Mcf. The initial prices used were tied to the one year market prices for oil and natural gas. To the extent we had used lower prices in our impairment review, an impairment could have been indicated on certain of our oil and gas properties.

Asset retirement obligations.  We have significant obligations to remove tangible equipment and facilities and to restore the seafloor at the end of oil and gas production operations. Our removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

Federal Taxation.  Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. We became a taxable entity as a result of our conversion from a limited liability company to a corporation on May 10, 2005. While we were a limited liability company, taxable income was passed through to our unit owners. Our predecessors were either individuals, partnerships or limited liability companies that passed through their taxable income to their owners. Provision for federal and state corporate income taxes have been only with respect to our operations subsequent to our conversion to May 10, 2005. Upon our conversion from a limited liability company to a corporation on May 10, 2005, we established a $108.2 million provision for deferred income taxes.

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

At the time of our formation, we granted options to purchase a total of 2,800,000 class B units at an exercise price of $6.00 per unit and 4,290,000 restricted class C units. In determining the fair value of the class B units and class C units underlying the equity awards granted, we used a valuation methodology that we believe is consistent with the practices recommended by the AICPA Audit and Accounting Practice Aid Series, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”). We reviewed the guidance set forth in the Practice Aid and performed a retrospective valuation on a “top down” basis, using an enterprise valuation model. We determined the fair value of the entity and then allocated the enterprise value to the various classes of member units. We also consulted with an independent valuation specialist regarding the methods and procedures used to determine, on a retrospective basis, the fair value of the class B units and the class C units at the time of issuance.

We follow the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. We adopted SFAS 123R utilizing the modified prospective transition method and accordingly our financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R we followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” since our inception. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. Because we previously recorded stock-based compensation using the fair value method, adoption of

SFAS 123R did not have a significant impact on our net income or earnings per share for the year ended December 31, 2006.

New accounting standards.  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was not material to our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the FASB also issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. We are currently evaluating the impact of this FSP, but do not expect it to have a material impact on our consolidated financial statements.

Related Party Transactions

In recent years, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any material business transactions with our significant stockholders or any other related parties except for the sale of 2,250,000 shares of our common stock to Comstock for $35.9 million in August 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2006, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $23.0 million.

Interest Rates

At December 31, 2006, we had $100.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2006, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our combined and consolidated financial statements are included on pages F-1 to F-27 of this report.

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

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that the design and operation of our disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Bois d’Arc Energy, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 is included below.

Report of Independent Registered Public Accounting Firm
on Internal Control over Financial Reporting

The Board of Directors and Stockholders
Bois d’Arc Energy, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Bois d’Arc Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Bois d’Arc Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Bois d’Arc Energy, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bois d’Arc Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years in the period ended December 31, 2006 of Bois d’Arc Energy, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to “Business — Directors, Executive Officers and Other Management” in this Form 10-K, and to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

Code of Ethics.  We have a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We also have a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.boisdarcenergy.com. Both of these documents are also available, without charge, to any stockholder upon request to: Bois d’Arc Energy, Inc., Attn: Investor Relations, 600 Travis Street, Suite 5200, Houston, TX 75022. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2006 annual meeting, which will be filed with the SEC within 120 days of December 31, 2006 for additional information regarding our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

1. The following combined and consolidated financial statements and notes are included on Pages F-2 to F-27 of this report.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2006	F-3
Combined Statements of Operations for the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Operations for the period from Inception (July 16, 2004) to December 31, 2004 and the Years Ended December 31, 2005 and 2006
F-4
Consolidated Statement of Changes in Members’ Equity for the Year Ended December 31, 2004 and Consolidated Statement of Changes in Members’ and Stockholders’ Equity for the Years Ended December 31, 2005 and 2006
F-5
Combined Statements of Cash Flows for the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Cash Flows for the period from Inception (July 16, 2004) to December 31, 2004 and the Years Ended December 31, 2005 and 2006
F-6
Notes to Combined and Consolidated Financial Statements	F-7

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the combined and consolidated financial statements or the related notes.

(b)  Exhibits:

The exhibits to this report required to be filed pursuant to Item 15 (b) are listed below.

Exhibit No.	Description

2.1	Contribution Agreement, dated as of July 16, 2004, by and among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, Comstock Offshore, LLC, Comstock Resources, Inc. and such other persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Comstock Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-16741)).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
3.2	Bylaws (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.3	Articles of Organization of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.4	Amended and Restated Operating Agreement, dated as of August 23, 2004 to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.5	First Amendment, dated as of September 29, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.6	Second Amendment, dated as of January 26, 2005, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1 (File No. 333-119511)).

Exhibit No.	Description

3.7	Third Amendment, effective as of July 16, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.8	Fourth Amendment, dated as of April 13, 2005, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.9	Fifth Amendment, effective as of July 16, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1 (File No. 333-119511)).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.1#	Amended and Restated Long-Term Incentive Plan of Bois d’Arc Energy, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.2#	Form of Option Agreement under the Bois d’Arc Energy, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.3#	Form of Restricted Stock Agreement under the Bois d’Arc Energy, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.4#	Employment Agreement, dated as of July 16, 2004, between Bois d’Arc Energy, LLC and Gary W. Blackie (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.5#	Employment Agreement, dated as of July 16, 2004, between Bois d’Arc Energy, LLC and Wayne L. Laufer (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.6	Credit Agreement dated May 11, 2005 between Bois d’Arc Energy, Inc., and the Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch, as Syndication Agent, AmSouth Bank as Documentation Agent and the other lenders (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.7	First Amendment to Credit Agreement dated as of May 8, 2006 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.8	Second Amendment to Credit Agreement dated as of October 31, 2006 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.9	Services Agreement dated as of July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to Comstock Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-16741)).
10.10	Lease Agreement dated December 1, 2004 between Texas Tower Limited and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.11	Stock Purchase Agreement dated August 25, 2006, between Bois d’Arc Energy, Inc. and Comstock Resources, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 25, 2006).
21*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Lee Keeling and Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.

By:	/s/ WAYNE L. LAUFER
Wayne L. Laufer
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	Chairman of the Board of Directors	February 28, 2007

/s/ WAYNE L. LAUFER Wayne L. Laufer	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ GARY W. BLACKIE Gary W. Blackie	President and Director	February 28, 2007

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2007

/s/ JOHN L. DUVIEILH John L. Duvieilh	Director	February 28, 2007

/s/ D. MICHAEL HARRIS D. Michael Harris	Director	February 28, 2007

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 28, 2007

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, Jr.	Director	February 28, 2007

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 28, 2007

BOIS d’ARC ENERGY, INC.

FINANCIAL STATEMENTS

INDEX

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2006	F-3
Combined Statements of Operations of the Bois d’Arc Predecessors for the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Operations of Bois d’Arc Energy, Inc. for the period from Inception (July 16, 2004) to December 31, 2004 and the Years Ended December 31, 2005 and 2006
F-4
Consolidated Statement of Changes in Members’ Equity for the Year Ended December 31, 2004 and Consolidated Statement of Changes in Members’ and Stockholders’ Equity for the Years Ended December 31, 2005 and 2006
F-5
Combined Statements of Cash Flows of the Bois d’Arc Predecessors for the period from January 1, 2004 to July 15, 2004 and Consolidated Statements of Cash Flows of Bois d’Arc Energy, Inc. for the period from Inception (July 16, 2004) to December 31, 2004 and the Years Ended December 31, 2005 and 2006
F-6
Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Bois d’Arc Energy, Inc.

We have audited the accompanying consolidated balance sheets of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2005 and 2006 and the related combined statements of operations, changes in equity and cash flows of the Bois d’Arc Energy Predecessors for the period from January 1, 2004 to July 15, 2004, and the related consolidated statements of operations, changes in members’ and stockholders’ equity and cash flows of Bois d’Arc Energy, Inc. for the period from Inception (July 16, 2004) to December 31, 2004 and the years ended December 31, 2005 and 2006. These financial statements are the responsibility of the management of Bois d’Arc Energy, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bois d’Arc Energy, Inc. and subsidiaries at December 31, 2005 and 2006 and the combined results of the Bois d’Arc Energy Predecessors’ operations, changes in equity and cash flows for the period from January 1, 2004 to July 15, 2004 and the consolidated results of operations, changes in members’ and stockholders’ equity and cash flows of Bois d’Arc Energy, Inc. and subsidiaries for the period from Inception (July 16, 2004) to December 31, 2004 and the years ended December 31, 2005 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” in accounting for equity-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bois d’Arc Energy, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

February 28, 2007
Dallas, Texas

BOIS d’ARC ENERGY, INC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2006

	December 31,
	2005	2006
	(In thousands)

ASSETS
Cash and Cash Equivalents	$12,043	$9,487
Accounts Receivable:
Oil and gas sales	25,520	27,018
Joint interest operations	8,364	11,494
Prepaid Expenses	4,245	8,795

Total current assets	50,172	56,794
Oil and Gas Properties:
Unevaluated properties	13,533	9,511
Proved properties	299,947	331,019
Wells and related equipment and facilities	620,778	832,718
Accumulated depreciation, depletion and amortization	(274,434)	(348,643)

Net oil and gas properties	659,824	824,605
Other Property and Equipment, net of accumulated depreciation of $875 and $1,311 at December 31, 2005 and 2006, respectively	2,107	3,190
Other Assets	799	912

	$712,902	$885,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term Debt	$—	$3,250
Accounts Payable	62,982	60,776
Income Taxes Payable	952	3,867
Accrued Expenses	2,472	975

Total current liabilities	66,406	68,868
Long-term Debt	69,000	100,000
Deferred Income Taxes Payable	123,256	151,959
Reserve for Future Abandonment Costs	35,034	48,064

Total liabilities	293,696	368,891
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.01 par, 100,000,000 shares authorized, 64,155,000 and 66,433,500 shares issued and outstanding at December 31, 2005 and 2006, respectively	642	664
Additional paid-in capital	454,988	497,346
Retained earnings (deficit)	(36,424)	18,600

Total stockholders’ equity	419,206	516,610

	$712,902	$885,501

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENT OF OPERATIONS
For the period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS
For the period from Inception (July 16, 2004) to December 31, 2004 and for the Years Ended December 31, 2005 and 2006

	Combined Bois d’Arc	Bois d’Arc Energy
	Energy Predecessors	Period from
	Period from	Inception
	January 1, 2004	(July 16, 2004) to	Year Ended December 31,
	to July 15, 2004	December 31, 2004	2005	2006
	(In thousands except per share amounts)

Oil and gas sales	$70,341	$72,721	$184,436	$254,710
Operating expenses:
Oil and gas operating	15,233	16,602	37,089	53,400
Exploration	2,676	12,040	16,794	18,708
Depreciation, depletion and amortization	22,831	21,761	42,854	77,591
Impairments	—	—	590	1,632
General and administrative, net	1,450	2,641	9,331	11,374

Total operating expenses	42,190	53,044	106,658	162,705

Income from operations	28,151	19,677	77,778	92,005
Other income (expenses):
Interest income	75	74	222	330
Other income	—	—	—	597
Interest expense	(4,453)	(2,665)	(3,775)	(6,696)
Formation costs	—	(1,838)	—	—
Loss on sale of assets	—	—	(89)	—

Total other income (expenses)	(4,378)	(4,429)	(3,642)	(5,769)

Income before income taxes	23,773	15,248	74,136	86,236
Provision for income taxes	—	—	(125,808)	(31,212)

Net income	$23,773	$15,248	$(51,672)	$55,024

Income (loss) per share (unit):
Basic		$0.30	$(0.89)	$0.87

Diluted		$0.30	$(0.89)	$0.84

Weighted average common and common stock equivalent shares (units) outstanding:
Basic		50,000	57,909	63,391

Diluted		50,485	57,909	65,278

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$23,773	$15,248	$74,136
Pro forma provision for income taxes	(8,321)	(5,807)	(26,914)

Pro forma net income	$15,452	$9,441	$47,222

Pro forma earnings per share (unit):
Basic		$0.19	$0.82

Diluted		$0.19	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic		50,000	57,909

Diluted		50,485	59,655

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENT OF CHANGES IN EQUITY
For the period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENTS OF CHANGES
IN MEMBERS’ AND STOCKHOLDERS’ EQUITY
For the period from Inception (July 16, 2004) to December 31, 2004 and
For the Years Ended December 31, 2005 and 2006

	Combined Bois d’Arc Energy Predecessors			Bois d’Arc Energy
							Common	Additional	Retained
	Comstock	Bois d’Arc		Common	Class A	Class B	Stock Par	Paid In	Earnings
	Offshore	Participants	Combined	Shares	Units	Units	Value	Capital	(Deficit)	Total
	(In thousands)

Balance at December 31, 2003	$(13,201)	$78,150	$64,949	—	$—	$—	$—	$—	$—	$—
Distributions to owners	—	(946)	(946)	—	—	—	—	—	—	—
Contributions of assets, net of liabilities assumed	(370)	(87,406)	(87,776)	—	10	304,227	—	—	—	304,237
Net income	13,571	10,202	23,773	—	—	—	—	—	15,248	15,248

Balance at December 31, 2004	—	—	—	—	10	304,227	—	—	15,248	319,485
Conversion from LLC to a corporation	—	—	—	50,000	(10)	(304,227)	500	303,727	—	(10)
Public offering of common stock	—	—	—	12,000	—	—	120	144,960	—	145,080
Stock issuance costs	—	—	—		—	—	—	(1,818)	—	(1,818)
Stock-based compensation	—	—	—	2,155	—	—	22	8,119	—	8,141
Net income (loss)	—	—	—		—	—	—	—	(51,672)	(51,672)

Balance at December 31, 2005	—	—	—	64,155	—	—	642	454,988	(36,424)	419,206
Issuance of common shares	—	—	—	2,250	—	—	22	35,843	—	35,865
Stock issuance costs	—	—	—	—	—	—	—	(16)	—	(16)
Exercise of stock options	—	—	—	20	—	—	—	125	—	125
Tax benefit of stock option exercises	—	—	—	—	—	—	—	29	—	29
Stock-based compensation	—	—	—	9	—	—	—	6,377	—	6,377
Net income	—	—	—	—	—	—	—	—	55,024	55,024

Balance at December 31, 2006	$—	$—	$—	66,434	$—	$—	$664	$497,346	$18,600	$516,610

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

COMBINED STATEMENT OF CASH FLOWS
For the period from January 1, 2004 to July 15, 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the period from Inception (July 16, 2004) to December 31, 2004 and
For the Years Ended December 31, 2005 and 2006

	Combined
	Bois d’Arc
	Energy
	Predecessors	Bois d’Arc Energy
	Period from	Period from
	January 1,	Inception
	2004 to	(July 16, 2004) to
	July 15,	December 31,	Year Ended December 31,
	2004	2004	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,773	$15,248	$(51,672)	$55,024
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	—	—	123,256	26,257
Depreciation, depletion and amortization	22,831	21,761	42,854	77,591
Impairments	—	—	590	1,632
Dry hole costs and lease impairments	1,527	10,892	2,353	14,070
Stock based compensation	—	2,506	5,634	6,377
Excess tax benefit from stock based compensation	—	—	—	(29)
Amortization of loan costs	—	—	141	243
Loss on sale of assets	—	—	89	—
Increase (decrease) in accounts receivable	(8,659)	7,282	(19,186)	(4,628)
Increase in other current assets	(199)	(1,464)	(2,769)	(1,300)
Increase (decrease) in accounts payable and accrued expenses	11,715	(6,776)	30,360	3,172

Net cash provided by operating activities	50,988	49,449	131,650	178,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Formation of Bois d’Arc Energy, net of cash distributed	—	(24,054)	—	—
Capital expenditures and acquisitions	(83,273)	(59,703)	(185,998)	(247,705)
Proceeds from sale of assets	—	—	160	—

Net cash used for investing activities	(83,273)	(83,757)	(185,838)	(247,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	31,649	64,889	16,000	—
Repayments to Comstock Resources	—	—	(164,066)	—
Borrowings under bank credit facility	—	—	126,000	71,000
Repayments under bank credit facility	(1,944)	(28,175)	(57,000)	(40,000)
Proceeds from issuance of Class A Units	—	10	—	—
Redemption of Class A Units	—	—	(10)	—
Excess tax benefit from stock based compensation	—	—	—	29
Proceeds from issuance of common stock	—	—	145,080	35,990
Stock and debt issuance costs	—	—	(2,189)	(279)
Distributions to equity owners	(946)	—	—	—

Net cash provided by financing activities	28,759	36,724	63,815	66,740

Net increase (decrease) in cash and cash equivalents	(3,526)	2,416	9,627	(2,556)
Cash and cash equivalents, beginning of period	22,019	—	2,416	12,043

Cash and cash equivalents, end of period	$18,493	$2,416	$12,043	$9,487

Cash paid for interest payments	$218	$2,665	$3,270	$6,627

Cash paid (refunded) for income taxes	$—	$—	$1,600	$(435)

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Basis of Presentation

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

The formation of the Company was a continuation of the joint exploration venture as the owners and principals of the same parties, Comstock Offshore and Bois d’Arc, are continuing to explore for oil and gas in the Gulf of Mexico with the same business objectives and the same management team. In addition, all of the oil and gas properties developed under the joint exploration venture were contributed to the Company. The formation of the Company changed the legal structure of the partnership between Comstock Offshore and Bois d’Arc, but did not change the underlying business operations of the joint exploration program that began in late 1997.

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

At the time of its formation, ownership in Bois d’Arc Energy was based on the relative values of the properties that each entity contributed, approximately 60% by Comstock and 40% by the Bois d’Arc Participants. The operating agreement of Bois d’Arc Energy provided that the board was to be composed of four persons, two of which were appointed by Comstock Offshore and two of which were appointed by the Bois d’Arc Participants. A majority of the board of managers was required to take any action of the board of managers (thereby requiring at least one of the managers appointed by the other group to effect any decision), and all significant matters required unanimous consent of the managers. Accordingly, prior to its conversion to a corporation on May 10, 2005, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

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

On May 10, 2005 the Company was converted from a liability company to a corporation, and on May 11, 2005, the Company completed an initial public offering of 13,500,000 shares of Common Stock at $13.00 per share to the public. The Company sold 12,000,000 shares of Common Stock and received net proceeds of $145.1 million and a selling stockholder sold 1,500,000 shares of which the Company received no proceeds.

The accompanying combined financial statements of the Bois d’Arc Energy Predecessors present the combined results of operations, cash flows and changes in equity for the period from January 1, 2004 to July 15, 2004 of Comstock Offshore and the Bois d’Arc Participants for the properties contributed to the Company. The accompanying consolidated financial statements reflect the consolidated results of the Company, including its financial position as of December 31, 2005 and 2006 and its results of operations and cash flows for the period from Inception through December 31, 2004 and for the years ended December 31, 2005, and 2006.

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

Concentration of Credit Risk and Accounts Receivable

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, and accounts receivable. Bois d’Arc Energy places its cash with high credit quality financial institutions that management believes have high credit ratings. Substantially all of Bois d’Arc Energy’s accounts receivable are due from either purchasers of oil and natural gas or participants in oil and natural gas wells for which Bois d’Arc Energy serves as the operator. Generally, operators of oil and natural gas wells have the right to offset future revenues against unpaid charges related to operated wells. Oil and gas sales are generally unsecured. The Company’s credit losses consistently have been within management’s expectations. Bois d’Arc Energy has not had any credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets and accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of the short-term and long-term debt approximates its carrying value.

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

In accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), Bois d’Arc Energy assesses the need for an impairment of the costs capitalized of its oil and gas properties on a property or cost center basis. If an impairment is indicated based on undiscounted expected future cash flows, then an impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. In 2005 and 2006, Bois d’Arc Energy had a $0.6 million and $1.6 million, respectively, impairment of its oil and gas properties which primarily related to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves. Other property and equipment consists primarily of computer equipment and furniture and fixtures which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

Segment Reporting

Bois d’Arc Energy operates in one business segment, the exploration and production of oil and natural gas in the Gulf of Mexico.

Major Purchasers

During the year ended December 31, 2006, the Company had three purchasers of its oil and natural gas production which individually accounted for 10% or more of total oil and gas sales. During 2006 these purchasers accounted for 36%, 32% and 26% of total oil and gas sales, respectively. For the year ended December 31, 2005 the Company had two purchasers who individually accounted for 49% and 33% of total oil and gas sales, respectively. From Inception through December 31, 2004, Bois d’Arc Energy had two purchasers of its oil and natural gas production which individually accounted for 46% and 37% of total oil and gas sales, respectively, and for the period from January 1, 2004 to July 15, 2004 these same purchasers accounted for 42% and 41% of total oil and gas sales, respectively. The loss of any of the foregoing customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at December 31, 2004, 2005 or 2006.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Administrative Expense

General and administrative expense is reduced by operating fee income received by the Company, as follows:

		Period from
		Inception
	Period from	(July 16,
	January 1,	2004) to
	2004 to July 15,	December 31,	Year Ended December 31,
	2004	2004	2005	2006
	(In thousands)

General and administrative expense	$3,514	$4,303	$12,364	$15,856
Operating fee income	(2,064)	(1,662)	(3,033)	(4,482)

General and administrative expense, net	$1,450	$2,641	$9,331	$11,374

The operating fee income is a reimbursement of the Company’s general and administrative expense. As the parent of Comstock Offshore, Comstock provided certain general and administrative services for Comstock Offshore prior to the Company’s formation. The allocation of Comstock’s general and administrative services to Comstock Offshore by Comstock was based on the percentage of sales of Comstock Offshore as compared to the consolidated sales of all of Comstock’s subsidiaries. Management of Comstock believes this allocation method was reasonable and appropriate for attributing corporate overhead costs to the activities of its operating subsidiaries. Management estimated that the allocated costs would have been similar if Comstock Offshore had operated as an unaffiliated entity. The accompanying financial statements include $2.2 million of general and administrative expense allocated to Comstock Offshore by Comstock in 2004.

Stock-based Compensation

Effective January 1, 2006, the Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. The Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the year ended December 31, 2006. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period.

Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. The Company had no excess tax benefits from stock-based compensation for the years ended December 31, 2004 and 2005 and had $29,000 in excess tax benefits from stock-based compensation for the year ended December 31, 2006 which has been included in cash flows from financing activities.

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

Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. Bois d’Arc Energy accounts for income taxes using the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis, as well as the future tax consequences attributable to the future utilization of existing tax net operating loss and other types of carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. There were no differences between comprehensive income and reported income in the periods presented.

Statements of Cash Flows

For the purpose of the combined and consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Earnings per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, restricted stock or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options, restricted stock and other convertible securities that are potentially dilutive. Bois d’Arc Energy converted to a corporation and issued shares of common stock in its initial public offering in May 2005. Basic and diluted earnings per share for the period from Inception (July 16, 2004) through December 31, 2004 and the year ended December 31, 2005 were determined based upon the

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s assumption that the shares issued for the converted units were outstanding from Inception. Basic and diluted earnings per share for 2004, 2005 and 2006 were determined as follows:

	Period from Inception			Year Ended December 31,
	(July 16, 2004) through December 31, 2004			2005				2006
		Shares		Income	Shares		Per Share
	Income	(Units)(1)	Per Share	(Loss)	(Units)(1)		(Unit)(1)	Income	Shares	Per Share
	(In thousands except per share data)

Basic Earnings Per Share:
Net Income	$15,248	50,000	$0.30	$(51,672)	57,909		$(0.89)	$55,024	63,391	$0.87
Diluted Earnings Per Share:
Net Income	$15,248	50,000	$0.30	$(51,672)	57,909		$(0.89)	$55,024	63,391	$0.87
Effect of Dilutive Securities:
Stock Grants and Stock Options	—	485		—	—	(2)		—	1,887

Net Income	$15,248	50,485	$0.30	$(51,672)	57,909		$(0.89)	$55,024	65,278	$0.84

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.
(2)	For the year ended December 31, 2005 1,746 equivalent shares relating to stock grants and options were anti-dilutive to the net loss and excluded from the computation.

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2004	2005	2006
	(In thousands
	except per share data)

Weighted average anti-dilutive stock options	—	27	124
Weighted average exercise price	—	$15.55	$16.50

Asset Retirement Obligations

In accordance with Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations,” the Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final retirement cost. Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

properties and related facilities disposal. The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

		Period from
		Inception
	Period from	(July 16,
	January 1,	2004) to
	2004 to July 15,	December 31,	Year Ended December 31,
	2004	2004	2005	2006
	(In thousands)

Beginning asset retirement obligations	$24,876	$26,443	$28,253	$35,034
New wells placed on production and changes in estimates	797	1,566	5,276	12,493
Acquisition liabilities assumed	—	—	—	3,315
Liabilities settled	—	(591)	(422)	(5,111)
Accretion expense	770	835	1,927	2,333

Ending asset retirement obligations	$26,443	$28,253	$35,034	$48,064

New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was not material to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In September 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). This FSP addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities. This FSP is effective for the first fiscal year beginning after December 15, 2006. The Company is evaluating the impact of this FSP, but does not expect it to have a material impact on its consolidated financial statements.

(3)  Acquisition

During 2006 the Company acquired interests in certain producing oil and gas properties for approximately $18.1 million in cash. Proved oil and reserves associated with this purchase were 7 Bcfe.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Bank Credit Facility

The Company has a $200.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base which is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $200.0 million as of December 31, 2006. Amounts available under the credit facility as of December 31, 2006 were $100.0 million. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries’ assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the credit facility, to current liabilities of one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of 2.5 to one. The credit facility requires the Company to maintain a lien in favor of the lenders on properties representing at least 80% of the total value of the Company’s proved reserves (which amount increases to 95% upon the occurrence of an event of default). The Company was in compliance with these covenants as of December 31, 2006.

(5)  Stockholders’ and Members’ Equity

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

On August 31, 2006, the Company completed the sale of 2,250,000 shares of common stock to Comstock for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and the Company’s drilling program. Following completion of this sale, Comstock owns approximately 49.5% of the Company’s outstanding shares of Common Stock and has voting control of the Company through the combined share ownership of Comstock and members of Comstock’s board of directors.

(6)  Long-term Incentive Plan

On July 16, 2004, the Company’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect the Company’s conversion to a corporation (as restated, the “Incentive Plan”). The Incentive Plan authorizes the grant of non-qualified options to purchase shares of common stock and the grant of restricted shares of Common Stock. The options under the Incentive Plan have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of Common Stock of the Company. The Company recognized $2.5 million, $5.6 million and $6.4 million during the period from Inception through December 31, 2004, and for the years ended December 31, 2005 and 2006, respectively, in stock-based compensation expense within general and administrative expenses. At December 31, 2006, 1,892,550 shares were available for future awards under the Incentive Plan.

Stock Options.  The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding stock options for the period from Inception through December 31, 2004, and for the years ended December 31, 2005 and 2006 was $1.2 million, $2.7 million and $3.4 million, respectively.

The following table summarizes the valuation assumptions for stock options for the period from Inception through December, 2004 and for the years ended December 31, 2005 and 2006:

	2004	2005	2006

Weighted average grant date fair value	$4.55	$7.63	$9.63
Weighted average assumptions used
Expected volatility	29.8%	37.0%	39.5%
Expected lives	7.5 yrs.	8.5 yrs.	9.8 yrs.
Risk-free interest rates	4.0%	4.2%	5.5%
Expected dividend yield	—	—	—

The value of the initial grants of options, which have an exercise price of $6.00, was determined to be $4.55 using an estimated grant date fair value of $8.42 per share, an expected weighted average life of 7.5 years, and an expected volatility factor of 29.8%. The volatility factor was determined based on an analysis of similar companies in the industry. The expected volatility for grants after the Company’s initial

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public offering in 2005 is calculated using an analysis of historical volatility of the Company’s common stock. Due to the Company’s limited option exercise experience, the weighted average expected lives of options approximate their contractual lives. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

The following table summarizes information related to stock options outstanding at December 31, 2006:

	Number of		Number of
Exercise	Options	Weighted Average	Options
Price	Outstanding	Remaining Life	Exercisable
		(in years)

$ 6.00	2,758,000	7.5	1,102,000
$12.00	15,000	8.4	3,000
$12.80	25,000	3.4	25,000
$15.55	200,000	8.6	9,000
$15.48	50,000	9.3	—
$16.47	192,500	9.0	—
$14.23	40,000	9.5	—
$15.62	40,000	9.6	—
$16.75	30,000	9.6	—

$ 7.70	3,350,500	7.7	1,139,000

Exercisable	1,139,000	7.4

The following tables summarize information related to stock option activity under the Incentive Plan for the period from Inception through December 31, 2004 and for the years ended December 31, 2005 and 2006:

	2004		2005		2006
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	—		2,800,000	$6.00	3,105,000	$6.84
Granted	2,800,000	$6.00	305,000	$14.60	364,000	$16.02
Exercised	—		—		(19,500)	$6.46
Forfeited	—		—		(99,000)	$11.65

Outstanding at December 31	2,800,000	$6.00	3,105,000	$6.84	3,350,500	$7.70

Vested and Exercisable at December 31	—		560,000	$6.00	1,139,000	$6.24

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2004	2005	2006
	(In thousands)

Cash received for options exercised	$—	$—	$125
Actual tax benefit realized	$—	$—	$172

As of December 31, 2006, total unrecognized compensation cost related to nonvested options of $10.7 million was expected to be recognized over a weighted average period of 4.6 years. The aggregate grant date intrinsic value of the initial grants of options to purchase class B units in 2004 was $6.8 million which was determined using a grant date fair value of the class B units of $8.42 per unit. Options granted in 2005 and 2006 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective dates of grant and, therefore, had no intrinsic value on such grant dates. The aggregate intrinsic value of options outstanding at December 31, 2006 was $23.9 million based on the closing price for the Company’s common stock on December 29, 2006. The aggregate intrinsic value of vested options was $9.6 million on December 31, 2006. The total intrinsic value of options exercised for the year ended December 31, 2006 was $172,000. There have been no options exercised prior to 2006.

Restricted Stock Grants.  The Company amortizes the grant date fair value of the restricted shares over the vesting period using the straight-line method. Total compensation cost recognized for restricted stock grants was $1.3 million, $2.9 million, and $3.0 million for the period from Inception through December 31, 2004 and for the years ended December 31, 2005 and 2006, respectively.

A summary of restricted stock activity under the Incentive Plan for the period from Inception through December 31, 2004 and for the years ended December 31, 2005 and 2006 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares (Units)	Price

Granted in 2004	2,145,000	$6.80

Outstanding at January 1, 2005	2,145,000	$6.80
Granted	10,000	$12.00
Vested	(429,000)	$6.80

Outstanding at January 1, 2006	1,726,000	$6.83
Granted	25,000	$15.48
Vested	(429,000)	$6.80
Forfeited	(16,000)	$10.05

Outstanding at December 31, 2006	1,306,000	$6.97

Total unrecognized compensation cost related to non-vested restricted stock of $7.7 million as of December 31, 2006, is expected to be recognized over a weighted average period of 4.3 years. Unvested restricted stock grants had a weighted average contractual term of 1.6 years and an aggregate intrinsic value of $19.1 million as of December 31, 2006.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)  Retirement Plan

Bois d’Arc Energy has a 401(k) profit sharing plan which covers all of its employees. At its discretion, the Company may match a certain percentage of the employees’ contributions to the plan. Bois d’Arc Energy’s matching contributions to the plan were $8,000 for the period from Inception through December 31, 2006 and $32,000 and $41,000 in 2005 and 2006, respectively.

(8)  Commitments and Contingencies

Contingencies

From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

Commitments

The Company rents office space under a noncancelable lease that expires on April 30, 2012. Rent expense for 2004, 2005 and 2006 was $88,000, $286,000 and $358,000, respectively. Minimum future payments under the lease are as follows:

(In thousands)

2007	$383
2008	388
2009	402
2010	412
2011	418
Thereafter	142

$2,145

Bois d’Arc has commitments to acquire seismic data totaling $13.5 million through December 2007. As of December 31, 2006, the Company has commitments for contracted drilling rigs of $28.8 million through May 2007.

(9)  Related Party Transactions

Prior to the formation of Bois d’Arc Energy, Comstock made advances to Comstock Offshore to fund Comstock Offshore’s acquisition, development and exploration activities. There were no repayment terms established by Comstock for its wholly-owned subsidiary. Interest expense has been included in the accompanying financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. The accompanying financial statements include interest expense of $4.2 million for the period from January 1, 2004 to July 15, 2004 related to the advances from Comstock to Comstock Offshore. The payable to Comstock was refinanced in its entirety on the date of the Company’s formation by the contribution of $262.5 million to the equity of the Company and by $83.2 million in borrowings under the Company’s $200.0 million credit facility provided by Comstock.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $152.4 million was borrowed on the line of credit to repay the liabilities assigned to the Company at its formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $2.7 million was charged by Comstock under the credit facility in each of 2004 and 2005.

An entity owned by the spouse of Wayne L. Laufer, the Company’s chief executive officer and a director, provided accounting services to Bois d’Arc under a service agreement. Bois d’Arc paid this entity $494,000 for accounting services in 2004. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that was payable in monthly installments over a two year period that commenced in October 2004 and ended in September 2006. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $173,000 and $28,000 for such services in 2005 and 2006, respectively.

In July 2004 Bois d’Arc Energy entered into a service agreement with Comstock pursuant to which Comstock provided accounting services for $240,000 annually. This agreement was subsequently modified in July 2005 to reduce the fees paid to Comstock to $60,000 annually. The Company paid Comstock $120,000 from Inception through December 31, 2004 and $150,000 and $60,000 in 2005 and 2006, respectively, under this service agreement.

(10)  Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred for oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2005	2006
	(In thousands)

Proved properties	$920,725	$1,163,737
Unproved properties	13,533	9,511
Accumulated depreciation, deletion and amortization	(274,434)	(348,643)

	$659,824	$824,605

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs Incurred

		Period from
		Inception
	Period from	(July 16,
	January 1,	2004) to
	2004 to July 15,	December 31,	Year Ended December 31,
	2004	2004	2005	2006
	(In thousands)

Property acquisitions:
Proved properties	$726	$—	$—	$20,091
Unproved properties	2,049	120	5,159	2,979
Development costs	51,140	30,865	124,139	103,254
Exploration costs	31,298	30,261	77,750	133,620

	$85,213	$61,246	$207,048	$259,944

(11)  Exploration Venture

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

Under the exploration agreement, the principals of Bois d’Arc had the opportunity to earn warrants to purchase up to 1,620,000 shares of common stock of Comstock. Warrants to purchase 60,000 shares were earned for each prospect that resulted in a successful discovery. The exercise price on the warrants was determined based on the current market price for Comstock’s common stock on a semi-annual basis each year that the venture was in existence. The principals of Bois d’Arc earned warrants under the exploration agreement to purchase 240,000 shares of Comstock’s common stock in the period from January 1, 2004 to July 15, 2004. The value of the warrants based on the Black-Scholes option pricing model was $9.69 per share or $2.3 million. Such amounts were capitalized by Comstock Offshore as a cost of oil and gas properties.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)  Income Taxes

Bois d’Arc Energy became a taxable entity as a result of its conversion from a limited liability company to a corporation on May 10, 2005. While Bois d’Arc Energy was a limited liability company, taxable income passed through to its unit owners. The Bois d’Arc Energy Predecessors were either individuals, partnerships or limited liability companies that pass through their taxable income to their owners. Accordingly, the provision for federal and state corporate income taxes in 2005 has been made only for the operations of Bois d’Arc Energy from May 10, 2005 through December 31, 2005. Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. Upon its conversion to a corporation on May 10, 2005, the Company established a $108.2 million provision for deferred income taxes.

The following is an analysis of the consolidated income tax expense:

	2005	2006
	(In thousands)

Current	$2,552	$4,955
Deferred	123,256	26,257

	$125,808	$31,212

In 2005 and 2006, Bois d’Arc Energy’s effective tax rate was 169.7% and 36%, respectively. The reconciliation of the provision computed at the effective tax rate of 35% to the amount computed by applying the statutory rate to income before provision for income taxes is as follows:

	2005	2006
	(In thousands)

Income tax provision at the federal statutory rate of 35%	$25,948	$30,183
Benefit for period not taxed as an entity	(9,039)	—
Deferred taxes recognized upon conversion to a taxable entity	108,199	—
Nondeductible stock-based compensation	700	1,019
Other	—	10

	$125,808	$31,212

Excluding the deferred tax charge of $108.2 million recognized upon the conversion to a taxable entity, Bois d’Arc Energy’s effective tax rate was 36% in 2005.

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

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the computation of the pro forma income tax expense:

		Period from
		Inception
	Period from	(July 16,
	January 1,	2004) to	Year Ended
	2004 to July 15,	December 31,	December 31,
	2004	2004	2005
	(In thousands)

Income before income taxes	$23,773	$15,248	$74,136
Effective pro forma income tax rate	35%	38%	36%

Pro forma income tax expense	$8,321	$5,807	$26,914

The tax effects of significant temporary differences representing the net deferred tax liability at December 31 was as follows:

	2005	2006
	(In thousands)

Net deferred tax assets (liabilities):
Property and equipment	$(125,073)	$(154,763)
Stock based compensation	1,355	2,539
Other assets	462	265

	$(123,256)	$(151,959)

(13)  Supplementary Quarterly Financial Data (Unaudited)

2005 —

	First		Second		Third	Fourth	Total
	(In thousands, except per share (unit) amounts)

Total oil and gas sales	$43,476		$48,685		$43,434	$48,841	$184,436

Income from operations	$18,785		$20,713		$21,087	$17,193	$77,778

Net income (loss)	$17,062		$(92,441	)(2)	$13,269	$10,438	$(51,672)

Pro forma net income as if converted to a corporation	$10,974		$12,541		$13,269	$10,438	$47,222

Net income per share (unit):
Basic	$0.34	(1)	$(1.62)		$0.21	$0.17	$(0.89)

Diluted	$0.33	(1)	$(1.62	)(3)	$0.21	$0.16	$(0.89	)(3)

Pro forma net income per share (unit):
Basic	$0.21	(1)	$0.22		$0.21	$0.17	$0.82

Diluted	$0.21	(1)	$0.21		$0.21	$0.16	$0.79

(1)	LLC units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at inception.
(2)	Includes $108.2 million deferred tax provision upon conversion to a taxable entity.
(3)	Basic and diluted are the same due to the net loss.

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 —

	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$61,833	$59,607	$66,996	$66,274	$254,710

Income from operations	$27,228	$24,086	$20,041	$20,650	$92,005

Net income	$16,781	$14,783	$11,584	$11,876	$55,024

Net income per share:
Basic	$0.27	$0.24	$0.18	$0.18	$0.87

Diluted	$0.26	$0.23	$0.18	$0.18	$0.84

(14)  Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Bois d’Arc Energy’s net quantities of crude oil and natural gas reserves for each of the period from January 1, 2004 to July 15, 2004, the period from July 16, 2004 to December 31, 2004 and the years ended December 31, 2005 and 2006:

	Period from		Period from Inception
	January 1, 2004 to		(July 16, 2004) to		Year Ended		Year Ended
	July 15, 2004		December 31, 2004		December 31, 2005		December 31, 2006
	Oil	Gas	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of Year	19,518	204,744	18,436	183,887	18,732	192,935	19,530	205,986
Revisions of Previous Estimates	(845)	(39,298)	(623)	2,880	(969)	(22,043)	(221)	1,875
Extensions and Discoveries	595	24,708	1,698	12,076	2,922	49,990	1,934	33,454
Purchases of Minerals in Place	—	—	—	—	—	—	565	3,331
Production	(832)	(6,267)	(779)	(5,908)	(1,155)	(14,896)	(1,383)	(23,183)

End of Year	18,436	183,887	18,732	192,935	19,530	205,986	20,425	221,463

Proved Developed Reserves:
Beginning of Year	14,185	152,915	14,214	161,297	14,278	167,730	15,316	175,838

End of Year	14,214	161,297	14,278	167,730	15,316	175,838	15,636	183,003

BOIS d’ARC ENERGY, INC.
BOIS d’ARC ENERGY PREDECESSORS

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2004, 2005 and 2006:

	2004	2005	2006
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$1,949,678	$3,234,675	$2,506,965
Future Costs:
Production	(331,887)	(313,342)	(439,122)
Development and Abandonment	(124,121)	(169,238)	(236,995)
Income Taxes	—	(920,987)	(319,142)

Future Net Cash Flows	1,493,670	1,831,108	1,511,706
10% Discount Factor	(496,946)	(548,683)	(430,695)

Standardized Measure of Discounted Future
Net Cash Flows	$996,724	$1,282,425	$1,081,011

Income taxes were not deducted in 2004 because Bois d’Arc Energy was organized as a limited liability company prior to its conversion to a corporation in May 2005 and passed through its taxable income to its unit holders.

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the period from January 1, 2004 to July 15, 2004, the period from July 16, 2004 to December 31, 2004 and for the years ended December 31, 2005 and 2006:

		Period from
	Period from	Inception (July 16,
	January 1, 2004	2004) to	Year Ended	Year Ended
	to July 15,	December 31,	December 31,	December 31,
	2004	2004	2005	2006
	(In thousands)

Standardized Measure, Beginning of Period	$1,064,049	$993,124	$996,724	$1,282,425
Net Change in Sales Price, Net of Production Costs	15,659	29,256	687,692	(750,583)
Development Costs Incurred During the Period Which Were Previously Estimated	50,354	19,523	28,319	43,736
Revisions of Quantity Estimates	(134,727)	(3,119)	(162,481)	2,304
Accretion of Discount	53,203	49,656	99,672	192,803
Changes in Future Development and Abandonment Costs	(22,097)	(11,274)	(22,674)	(44,955)
Extensions and Discoveries	90,215	90,093	475,944	206,676
Purchases of Reserves in Place	—	—	—	16,527
Sales, Net of Production Costs	(55,108)	(56,119)	(147,347)	(201,310)
Changes in Timing of Production	(68,424)	(114,416)	(27,815)	(76,112)
Net Changes in Income Taxes	—	—	(645,609)	409,500

Standardized Measure, End of Period	$993,124	$996,724	$1,282,425	$1,081,011

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

Future cash flows are calculated by applying year-end prices adjusted for transportation and other charges to the year-end quantities of proved reserves, except in those instances where fixed and determinable price changes are provided by contractual arrangements in existence at year-end.

Bois d’Arc Energy’s average year-end prices used in the reserve estimates were as follows:

	2004	2005	2006

Crude Oil (Per Barrel)	$42.14	$57.92	$59.29
Natural Gas (Per Mcf)	$6.01	$10.21	$5.85

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.