Form 10-Q
period 2007-03-31
Bois d Arc Energy, Inc.
filed 2007-05-10
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

     The number of shares outstanding of the registrant's common stock, par value $.01, as of May 10, 2007 was 66,433,500.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2007

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets -
March 31, 2007 and December 31, 2006	4
Consolidated Statements of Operations -
Three Months Ended March 31, 2007 and 2006	5
Consolidated Statement of Stockholders' Equity -
Three Months ended March 31, 2007	6
Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2007 and 2006	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4. Controls and Procedures	16

PART II. Other Information

Item 6. Exhibits	17

    Third  Amendment to the Credit Agreement dated as of May 7, 2007 between Bois d'Arc Energy, Inc. and the
Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch as Syndication
Agent, Regions Bank as Documentation Agent and the other lenders named therein

Awareness Letter of Ernst & Young, LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(In thousands)

ASSETS

Cash and Cash Equivalents	$11,442	$9,487
Accounts Receivable:
Oil and gas sales	29,842	27,018
Joint interest operations	9,081	11,494
Prepaid Expenses	7,699	8,795
Total current assets	58,064	56,794
Property and Equipment:
Unevaluated properties	9,023	9,511
Proved properties	332,301	331,019
Wells and related equipment and facilities	887,081	832,718
Accumulated depreciation, depletion and amortization	(376,265)	(348,643)
Net oil and gas properties	852,140	824,605
Other Property and Equipment, net of accumulated depreciation of $1,455 and $1,311 as of March 31, 2007 and December 31, 2006, respectively	3,189	3,190
Other Assets	870	912
	$914,263	$885,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$—	$3,250
Accounts Payable	55,392	60,776
Income Taxes Payable	1,134	3,867
Accrued Expenses	1,498	975
Total current liabilities	58,024	68,868
Long-term Debt	120,000	100,000
Deferred Income Taxes Payable	157,029	151,959
Reserve for Future Abandonment Costs	49,069	48,064
Total liabilities	384,122	368,891
Commitments and Contingencies
Stockholders' Equity:
Common stock - $0.01 par, 100,000,000 shares authorized, 66,433,500 outstanding at March 31, 2007 and December 31, 2006	664	664
Additional paid-in capital	499,004	497,346
Retained earnings	30,473	18,600
Total stockholders' equity	530,141	516,610
	$914,263	$885,501

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands except per share amounts)

Oil and gas sales	$76,182	$61,833
Operating expenses:
Oil and gas operating	13,028	12,440
Exploration	10,735	4,531
Depreciation, depletion and amortization	28,515	14,393
General and administrative	3,452	3,241
Total operating expenses	55,730	34,605

Income from operations	20,452	27,228
Other income (expenses):
Interest income	105	69
Other income	92	—
Interest expense	(2,164)	(1,077)
Total other expenses	(1,967)	(1,008)

Income before income taxes	18,485	26,220
Provision for income taxes	(6,612)	(9,439)
Net income	$11,873	$16,781

Net income per share:
Basic	$0.18	$0.27
Diluted	$0.18	$0.26

Weighted average common and common stock equivalent shares outstanding:
Basic	65,128	62,429
Diluted	66,819	64,429

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2007
(Unaudited)

	Common Stock (Shares)	Common Stock - Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2007	66,434	$664	$497,346	$18,600	$516,610
Stock-based compensation	—	—	1,658	—	1,658
Net income	—	—	—	11,873	11,873

Balance at March 31, 2007	66,434	$664	$499,004	$30,473	$530,141

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,873	$16,781
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,070	8,252
Dry holes and leasehold impairments	7,852	3,306
Depreciation, depletion and amortization	28,515	14,393
Stock-based compensation	1,658	1,463
Amortization of loan costs	78	79
(Increase) decrease in accounts receivable	(411)	4,297
(Increase) decrease in prepaid expenses	(2,154)	1,853
Decrease in accounts payable and accrued expenses	(21,024)	(17,673)
Net cash provided by operating activities	31,457	32,751

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,466)	(44,201)
Net cash used for investing activities	(49,466)	(44,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	22,000	42,000
Principal payments on debt	(2,000)	(35,000)
Debt issuance costs	(36)	—
Net cash provided by financing activities	19,964	7,000

Net increase (decrease) in cash and cash equivalents	1,955	(4,450)
Cash and cash equivalents, beginning of period	9,487	12,043
Cash and cash equivalents at end of period	$11,442	$7,593

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") as of March 31, 2007 and the related results of operations and cash flows of the Company for the three months ended March 31, 2007 and 2006, respectively.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The results of operations for the three months ended March 31, 2007 are not necessarily an indication of the results expected for the full year.

Asset Retirement Obligations

Bois d'Arc Energy's primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the three months ended March 31, 2007 and 2006:

	Three Months
	Ended March 31,
	2007	2006
	($ in thousands)
Future abandonment liability - beginning of period	$48,064	$35,034
Accretion expense	750	546
New wells drilled	255	198
Future abandonment liability - end of period	$49,069	$35,778

General and Administrative Expense

General and administrative expense was reduced by operating fee income received of $1.3 million and $0.5 million for the three months ended March 31, 2007 and 2006, respectively. The operating fee income is a reimbursement of the Company's general and administrative expense. General and administrative expense includes fees paid to Comstock Resources, Inc. ("Comstock") of $15,000 for each of the three months ended March 31, 2007 and 2006, respectively, for accounting services under a services agreement.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Bois d'Arc Energy accounts for employee stock-based compensation under the fair value method. Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period. During the three months ended March 31, 2007 and 2006, the Company recognized $1.7 million and $1.5 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model. Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility. Options to purchase 30,000 shares at an exercise price of $12.88 per share were granted during the three months ended March 31, 2007. The fair value of the options awarded was determined to be $4.92 per option share.

As of March 31, 2007, unrecognized compensation cost related to stock options of $9.9 million is expected to be recognized over a period of 5.0 years. As of March 31, 2007, the Company had 1,306,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.97 per share. Total unrecognized compensation cost related to unvested restricted stock grants of $7.0 million as of March 31, 2007 is expected to be recognized over a period of 4.0 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates. The difference between the Company's customary rate of 35% and the effective tax rate of 36% for the three months ended March 31, 2007 is due to permanent book tax differences, primarily nondeductible stock-based compensation.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Current	$1,542	$1,187
Deferred	5,070	8,252
Provision for Income Taxes	$6,612	$9,439

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas and Louisiana, where it has operations, as "major" tax jurisdictions. The Company's federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination. The Company's income tax returns in state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions will be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive. Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006, respectively, were determined as follows:

	Three Months Ended March 31,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$11,873	65,128	$0.18	$16,781	62,429	$0.27

Diluted Earnings Per Share:
Net Income	$11,873	65,128		$16,781	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,691		—	2,000

Net Income Available to Common Stockholders With Assumed Conversions	$11,873	66,819	$0.18	$16,781	64,429	$0.26

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended
	March 31,
	2006	2007
	(In thousands except per share data)
Weighted average anti-dilutive stock options	—	553
Weighted average exercise price	—	$15.84

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The following is a summary of cash payments made for interest and income taxes:
	Three Months
	Ended March 31,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$2,102	$1,391
Income tax payments	$3,910	$955

(3) LONG-TERM DEBT -

The Company had $120.0 million outstanding at March 31, 2007 under its bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $200.0 million as of March 31, 2007, and was increased to $225.0 million on May 7, 2007. Total availability under the credit facility as of March 31, 2007 was $80.0 million. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base. Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one. The Company was in compliance with these covenants as of March 31, 2007.

(4) COMMITMENTS AND CONTINGENCIES -

Contingencies

From time to time, Bois d'Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations. In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data. The Company has total commitments of $11.0 million to acquire seismic data through December 2008. As of March 31, 2007, the Company has commitments for contracted drilling services of $18.0 million through July 2007.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2007, and the related consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006, the consolidated statement of stockholders' equity for the three months ended March 31, 2007, and the consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bois d'Arc Energy, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," effective January 1, 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
May 10, 2007

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those anticipated in our forward-looking statements due to many factors. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2006.

Results of Operations

Our operating data for the three months ended March 31, 2007 and 2006 is summarized below:

	Three Months Ended March 31,
	2007	2006
	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$76,182	$61,833
Expenses:
Oil and gas operating(1)	$13,028	$12,440
Exploration	$10,735	$4,531
Depreciation, depletion and amortization	$28,515	$14,393
Net Production Data:
Oil (Mbbls)	368	317
Natural gas (Mmcf)	7,701	5,065
Natural gas equivalent (Mmcfe)	9,909	6,968
Average Sales Price:
Oil ($/Bbl)	$58.33	$60.95
Natural gas ($/Mcf)	$7.10	$8.39
Average equivalent price ($/Mcfe)	$7.69	$8.87
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.31	$1.79
Depreciation, depletion and amortization(2)	$2.86	$2.05

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

Oil and gas sales. Our oil and gas sales increased $14.4 million, or 23%, in the first quarter of 2007 to $76.2 million from $61.8 million in the first quarter of 2006. The increase in sales was attributable to higher oil and gas production partially offset by lower oil and natural gas prices in the first quarter of 2007 as compared to 2006. In the first quarter of 2007 our natural gas production increased by 52% and our oil production increased by 16%. The higher oil and natural gas production in the first quarter of 2007 was primarily attributable to new wells we drilled in 2006 and the restoration of our production shut-in due to the unavailability of certain third party pipelines and processing facilities that were damaged by the hurricane activity in the third quarter of 2005. These pipelines and facilities returned to service during 2006. Approximately 1.6 Bcfe, or 19% of our production, was deferred in the three months ended March 31, 2006. Our average realized natural gas price decreased by 15% and our average realized oil price decreased by 4% in the first quarter of 2007 as compared with the prices we realized in the same period in 2006.

Costs and Expenses -

Oil and gas operating expenses. Our oil and gas operating expenses, including production taxes, were $13.0 million for the three months ended March 31, 2007, an increase of $0.6 million (5%) as compared to $12.4 million for the same period in 2006. Our operating expenses per equivalent Mcf produced decreased $0.48, or 27%, to $1.31 for the first quarter of 2007 from $1.79 for the first quarter of 2006. Operating expenses in 2006 included $1.9 million in costs to repair damage caused by the 2005 hurricanes. Including the deferred production in the first quarter of 2006 and excluding hurricane repair costs, our operating costs per Mcfe would have been $1.23 per Mcfe for the three months ended March 31, 2006.

Exploration expense. We incurred $10.7 million in exploration expense in the first quarter of 2007 which primarily related to the acquisition of 3-D seismic data and two exploratory dry holes drilled in the first quarter of 2007 as compared to $4.5 million that was incurred during the first three months of 2006 for the acquisition of 3-D seismic data.

Depreciation, depletion and amortization. Depreciation, depletion and amortization ("DD&A") in the first quarter of 2007 was $28.5 million, an increase of $14.1 million (98%) from DD&A in the first quarter of 2006 of $14.4 million. The increase in DD&A in the first quarter of 2007 related to the 42% increase in our production and the higher amortization rate. DD&A per equivalent Mcf produced for the quarter ended March 31, 2007 was $2.86 as compared to $2.05 in the first quarter of 2006. The higher rate is attributable to higher capitalized costs related to our drilling program in 2006.

General and administrative expenses. Our general and administrative expenses, which are reported net of operating fees that we receive, were $3.5 million for the three months ended March 31, 2007, an increase of $0.3 million (7%) from $3.2 million during the first quarter of 2006. These costs have increased primarily as a result of our increased staffing level. Included in general and administrative expenses are stock-based compensation of $1.7 million and $1.5 million for the three months ended March 31, 2007 and 2006, respectively.

Interest expense. Interest expense for the three months ended March 31, 2007 of $2.2 million increased $1.1 million from the first quarter of 2006. The increase is attributable to higher borrowings outstanding under our bank credit facility and higher interest rates. The average borrowings under our bank credit facility during the first quarter of 2007 increased to $111.3 million as compared to average borrowings of $68.5 million during the three months ended March 31, 2006. The average rate on the outstanding borrowings was 6.8% for the first quarter of 2007 as compared to 5.8% for the first quarter of 2006.

Income taxes. The provision for income taxes in the three months ended March 31, 2007 of $6.6 million decreased $2.8 million (30%) from the provision for income taxes of $9.4 million for the three months ended March 31, 2006 due to lower income from operations in the first quarter of 2007 as compared to the same period in 2006.

Net income. Our net income for the three months ended March 31, 2007 was $11.9 million or $0.18 per share on diluted shares of 66.8 million as compared to $16.8 million or $0.26 per share on diluted shares of 64.4 million for the three months ended March 31, 2006.

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting and disclosures for uncertainty in income tax positions, as defined. The adoption of FIN 48 had no impact on the amounts recorded by us related to uncertain tax positions

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is generally applied prospectively. We are currently evaluating the impact this statement will have on our consolidated financial statements.

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings. For the three months ended March 31, 2007 our primary sources of funds were net cash flow from operating activities of $31.5 million and an increase of $20.0 million in borrowings under our bank credit facility. Our net cash flow from operating activities decreased $1.3 million (4%) in the first quarter of 2007 from $32.8 million for the three months ended March 31, 2006. This decrease is primarily the result of working capital changes in the first quarter of 2007. Excluding changes in non-cash working capital accounts, our cash flow from operating activities increased $10.7 million to $55.0 million as compared to $44.3 million in the first quarter of 2006 due to the higher revenues we had in 2007.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development of our oil and gas properties and the repayment of our debt. For the three months ended March 31, 2007, we incurred capital expenditures of $62.9 million primarily for our exploration and development activities.

Our capital expenditure activity, on an accrual basis, is summarized in the following table:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$763	$978
Development drilling	8,291	11,823
Exploratory drilling	30,037	26,312
Other development	23,662	7,344
	62,753	46,457
Other	143	3
	$62,896	$46,460

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments to acquire seismic data totaling $11.0 million through December 2008 and commitments for contracted drilling services of $18.0 million through July 2007. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We have budgeted approximately $200.0 million for development and exploration projects in 2007.

    We have a bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties. The borrowing base was $200.0 million as of March 31, 2007, $80.0 million of which was available. The borrowing base was increased to $225.0 million effective May 7, 2007. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Oil and Natural Gas Prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in the three months ended March 31, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.7 million. We have not entered into any hedging arrangements.

Interest Rates. As of March 31, 2007, we had $120.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest. Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. Any increases in these interest rates could have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at March 31, 2007, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2007 by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1*
Third Amendment to the Credit Agreement dated as of May 7, 2007 between Bois d'Arc Energy, Inc. and the Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch as Syndication Agent, Regions Bank as Documentation Agent and the other lenders named therein

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

BOIS d'ARC ENERGY, INC.

Date: May 10, 2007	/s/WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)