Form 10-Q
period 2007-06-30
Bois d Arc Energy, Inc.
filed 2007-08-08
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2007

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

Yes☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No☑

The number of shares outstanding of the registrant's common stock, par value $.01, as of August 8, 2007 was 66,474,000.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2007

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets –
June 30, 2007 and December 31, 2006	4
Consolidated Statements of Operations –
Three Months and Six Months Ended June 30, 2007 and 2006	5
Consolidated Statement of Stockholders' Equity –
Six Months ended June 30, 2007	6
Consolidated Statements of Cash Flows –
Six Months Ended June 30, 2007 and 2006	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	18

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits	19

Awareness Letter of Ernst & Young, LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(In thousands)
ASSETS

Cash and Cash Equivalents	$21,715	$9,487
Accounts Receivable:
Oil and gas sales	33,151	27,018
Joint interest operations	9,927	11,494
Prepaid Expenses	15,930	8,795
Total current assets	80,723	56,794
Property and Equipment:
Unevaluated oil and gas properties	6,841	9,511
Proved oil and gas properties	332,719	331,019
Wells and related equipment and facilities	930,879	832,718
Accumulated depreciation, depletion and amortization	(404,126)	(348,643)
Net oil and gas properties	866,313	824,605
Other Property and Equipment, net of accumulated depreciation of $1,608 and $1,311 as of June 30, 2007 and December 31, 2006, respectively	3,155	3,190
Other Assets	662	912
	$950,853	$885,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$7,764	$3,250
Accounts Payable	52,842	60,776
Income Taxes Payable	790	3,867
Accrued Expenses	451	975
Total current liabilities	61,847	68,868
Long-term Debt	125,000	100,000
Deferred Income Taxes Payable	164,233	151,959
Reserve for Future Abandonment Costs	50,131	48,064
Total liabilities	401,211	368,891
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 66,474,000 and 66,433,500 outstanding at June 30, 2007 and December 31, 2006, respectively	665	664
Additional paid-in capital	501,073	497,346
Retained earnings	47,904	18,600
Total stockholders' equity	549,642	516,610
	$950,853	$885,501

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Oil and gas sales	$91,046	$59,607	$167,228	$121,440
Operating expenses:
Oil and gas operating	12,556	11,821	25,584	24,261
Exploration	17,988	3,718	28,723	8,249
Depreciation, depletion and amortization	28,779	16,495	57,294	30,888
Impairment	—	846	—	846
General and administrative, net	2,574	2,641	6,026	5,882
Total operating expenses	61,897	35,521	117,627	70,126

Income from operations	29,149	24,086	49,601	51,314
Other income (expenses):
Interest income	138	57	243	126
Other income	182	327	274	327
Interest expense	(2,431)	(1,569)	(4,595)	(2,646)
Total other expenses	(2,111)	(1,185)	(4,078)	(2,193)

Income before income taxes	27,038	22,901	45,523	49,121
Provision for income taxes	(9,607)	(8,118)	(16,219)	(17,557)
Net income	$17,431	$14,783	$29,304	$31,564

Net income per share:
Basic	$0.27	$0.24	$0.45	$0.51
Diluted	$0.26	$0.23	$0.44	$0.49

Weighted average common and common stock equivalent shares outstanding:
Basic	65,151	62,429	65,139	62,429
Diluted	67,091	64,515	66,955	64,472

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2007
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2007	66,434	$664	$497,346	$18,600	$516,610
Exercise of stock options	40	1	308	—	309
Stock-based compensation	—	—	3,370	—	3,370
Excess tax benefit from stock-based compensation	—	—	49	—	49
Net income	—	—	—	29,304	29,304

Balance at June 30, 2007	66,474	$665	$501,073	$47,904	$549,642

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,304	$31,564
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	12,323	15,088
Dry holes and leasehold impairments	25,527	6,554
Depreciation, depletion and amortization	57,294	30,888
Impairment	—	846
Stock-based compensation	3,370	3,019
Excess tax benefit from stock-based compensation	(49)	—
Amortization of loan costs	158	108
(Increase) decrease in accounts receivable	(4,566)	4,472
Increase in prepaid expenses	(2,621)	(685)
Decrease in accounts payable and accrued expenses	(10,305)	(7,827)
Net cash provided by operating activities	110,435	84,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(123,476)	(109,610)
Net cash used for investing activities	(123,476)	(109,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	32,000	56,000
Principal payments on debt	(7,000)	(35,000)
Excess tax benefit from stock-based compensation	49	—
Proceeds from issuance of common stock	309	—
Debt issuance costs	(89)	(100)
Net cash provided by financing activities	25,269	20,900

Net increase (decrease) in cash and cash equivalents	12,228	(4,683)
Cash and cash equivalents, beginning of period	9,487	12,043
Cash and cash equivalents at end of period	$21,715	$7,360

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") as of June 30, 2007 and the related results of operations and cash flows of the Company for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.

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

The results of operations for the three months and six months ended June 30, 2007 are not necessarily an indication of the results expected for the full year.

Asset Retirement Obligations

Bois d'Arc Energy's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the six months ended June 30, 2007 and 2006:

	Six Months
	Ended June 30,
	2007	2006
	($ in thousands)
Future abandonment liability – beginning of period	$48,064	$35,034
Accretion expense	1,513	1,102
New wells drilled	554	1,852
Future abandonment liability – end of period	$50,131	$37,988

General and Administrative Expense

General and administrative expense was reduced by operating fee income received of $1.4 million for each of the three months ended June 30, 2007 and 2006, respectively.  Operating fee income received which reduced general and administrative expenses was $2.7 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively.  The operating fee income is a reimbursement of the Company's general and administrative expense.  General and administrative expense includes fees paid to Comstock Resources, Inc. ("Comstock") of $30,000 for each of the six months ended June 30, 2007 and 2006, respectively, for accounting services under a services agreement.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Bois d'Arc Energy accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended June 30, 2007 and 2006, the Company recognized $1.7 million and $1.6 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  The Company recognized stock-based compensation expense of $3.4 million and $3.0 million during the six months ended June 30, 2007 and 2006, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  Options to purchase 258,500 shares at a weighted average exercise price of $16.24 per share were granted during the six months ended June 30, 2007.  Assumptions used to value these stock options included expected volatility of 36.4%, expected lives of 4.5 years, a risk free interest rate of 4.9% and a dividend yield of zero.  The fair value of the options awarded was determined to be $6.17 per option share.  As of June 30, 2007, unrecognized compensation cost related to stock options of $10.4 million is expected to be recognized over a period of 5.4 years.

As of June 30, 2007, the Company had 1,301,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.93 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $6.2 million as of June 30, 2007 is expected to be recognized over a period of 3.8 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate of 36% for each of the three months and six months ended June 30, 2007 is due to permanent book tax differences, primarily nondeductible stock-based compensation.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Current Provision	$2,354	$1,282	$3,896	$2,469
Deferred Provision	7,253	6,836	12,323	15,088
Provision for Income Taxes	$9,607	$8,118	$16,219	$17,557

    Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions.  The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions.  The Company has identified its federal income tax return and its state income tax returns in Texas and Louisiana, where it has operations, as "major" tax jurisdictions.  The Company's federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination.  The Company's income tax returns in state income tax jurisdictions remain subject to examination for various periods subsequent to December 31, 2004.  The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions will be sustained upon audit.  Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48.  Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and six months ended June 30, 2007 and 2006, respectively, were determined as follows:

	Three Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$17,431	65,151	$0.27	$14,783	62,429	$0.24

Diluted Earnings Per Share:
Net Income	$17,431	65,151		$14,783	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,940		—	2,086

Net Income Available to Common Stockholders With Assumed Conversions	$17,431	67,091	$0.26	$14,783	64,515	$0.23

	Six Months Ended June 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$29,304	65,139	$0.45	$31,564	62,429	$0.51

Diluted Earnings Per Share:
Net Income	$29,304	65,139		$31,564	62,429
Effect of Dilutive Securities:
Stock Grants and Options	—	1,816		—	2,043

Net Income Available to Common Stockholders With Assumed Conversions	$29,304	66,955	$0.44	$31,564	64,472	$0.49

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands except per share data)
Weighted average anti-dilutive stock options	323	65	559	33
Weighted average exercise price	$16.56	$16.47	$16.03	$16.47

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The following is a summary of cash payments made for interest and income taxes:

	Six Months
	Ended June 30,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$4,443	$2,834
Income tax payments	$6,973	$1,955

(3)  LONG-TERM DEBT–

The Company had $125.0 million outstanding at June 30, 2007 under its bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $225.0 million as of June 30, 2007.  Total availability under the credit facility as of June 30, 2007 was $100.0 million.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  The Company was in compliance with these covenants as of June 30, 2007.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)  COMMITMENTS AND CONTINGENCIES –

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

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2007, and the related consolidated statements of operations for the three month and six month periods ended June 30, 2007 and 2006, the consolidated statement of stockholders' equity for the six months ended June 30, 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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
August 8, 2007

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

Results of Operations

Our operating data for the three months and six months ended June 30, 2007 and 2006 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	417	345	785	663
Natural gas (Mmcf)	8,194	5,218	15,895	10,282
Natural gas equivalent (Mmcfe)	10,696	7,290	20,605	14,259

Revenues:
Oil sales	$27,638	$23,943	$49,106	$43,280
Gas sales	63,408	35,664	118,122	78,160
Total oil and gas sales	$91,046	$59,607	$167,228	$121,440

Expenses:
Oil and gas operating(1)	$12,556	$11,821	$25,584	$24,261
Exploration	$17,988	$3,718	$28,723	$8,249
Depreciation, depletion and amortization	$28,779	$16,495	$57,294	$30,888

Average Sales Price:
Oil ($/Bbl)	$66.28	$69.31	$62.55	$65.31
Natural gas ($/Mcf)	$7.74	$6.84	$7.43	$7.60
Average equivalent price ($/Mcfe)	$8.51	$8.18	$8.12	$8.52

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.17	$1.62	$1.24	$1.70
Depreciation, depletion and amortization(2)	$2.68	$2.25	$2.77	$2.15

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

Oil and gas sales.  Our oil and gas sales increased $31.4 million, or 53%, in the second quarter of 2007 to $91.0 million from $59.6 million in the second quarter of 2006.  The increase in sales was attributable to the 47% increase in our oil and gas production and higher natural gas prices in the second quarter of 2007 as compared to the same period in 2006.  In the second quarter of 2007, our natural gas production increased by 57% and our oil production increased by 21%.  The higher oil and natural gas production in the second quarter of 2007 was primarily attributable to new wells we drilled and the restoration of our production shut-in due to the unavailability of certain third party pipelines and processing facilities that were damaged by the hurricane activity in the third quarter of 2005.  These pipelines and facilities returned to service during 2006.  Approximately 1.6 Bcfe, or 18% of our production, was deferred in the three months ended June 30, 2006.  Our average realized natural gas price increased by 13% and our average realized oil price decreased by 4% in the second quarter of 2007 as compared with the prices we realized in the same period in 2006.

For the first six months of 2007, our oil and gas sales increased $45.8 million (38%) to $167.2 million from $121.4 million for the six months ended June 30, 2006.  The increase is primarily attributable to a 45% increase in our production in 2007 offset in part by lower oil and natural gas prices.  For the first six months of 2007, our natural gas production increased 55% and our oil production increased 18% from the first six months of 2006.  The production increases related primarily to new wells that we drilled and the restoration of 3.3 Bcfe of deferred production which we had in the first half of 2006 which resulted from the 2005 hurricanes.  Our average gas price decreased 2% and our average oil price decreased 4% in the first half of 2007 as compared to the same period in 2006.

Costs and Expenses -

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, were $12.6 million for the three months ended June 30, 2007, an increase of $0.8 million (6%) as compared to $11.8 million for the same period in 2006.  Our operating expenses per equivalent Mcf produced decreased $0.45, or 28%, to $1.17 for the second quarter of 2007 from $1.62 for the second quarter of 2006.  Oil and gas operating costs for the six months ended June 30, 2007 increased $1.3 million (5%) to $25.6 million from $24.3 million for the six months ended June 30, 2006.  Oil and gas operating expenses per equivalent Mcf produced decreased $0.46 to $1.24 for the six months ended June 30, 2007 from $1.70 for the same period in 2006.  The increase in operating expenses in 2007 is primarily related to operating costs of new wells put on production in 2007.  In 2006 operating costs included costs to repair damage caused by the 2005 hurricanes of $0.8 million and $2.7 million for the three months and six months ended June 30, 2006, respectively.

Exploration expense.  We incurred $18.0 million in exploration expense in the second quarter of 2007 which related to three exploratory dry holes drilled in the second quarter of 2007 as compared to $3.7 million that was incurred during the second quarter of 2006 related to an unsuccessful exploratory well and the acquisition of 3-D seismic data.  For the six months ended June 30, 2007, our exploration expense was $28.7 million as compared to $8.2 million in the same period in 2006.  The 2007 provision related to five exploratory dry holes drilled and the acquisition of seismic data.  The 2006 provision related to the acquisition of seismic data and two exploratory dry holes drilled.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization ("DD&A") in the second quarter of 2007 was $28.8 million, an increase of $12.3 million (75%) from DD&A in the second quarter of 2006 of $16.5 million.  The increase in DD&A in the second quarter of 2007 related to the 47% increase in our production and the higher amortization rate. DD&A per equivalent Mcf produced for the quarter ended June 30, 2007 was $2.68 as compared to $2.25 in the second quarter of 2006.  The higher rate is attributable to higher capitalized costs related to our drilling program.  For the six months ended June 30, 2007, our DD&A increased $26.4 million (85%) to $57.3 million from $30.9 million for the six months ended June 30, 2006.  The increase is due to our 45% increase in production and our higher average amortization rate.  DD&A per equivalent Mcf produced for the first six months ended June 30, 2007 was $2.77 as compared to $2.15 in the first six months of 2006.  Our DD&A rates per Mcfe have increased due to our increased capitalized costs from our drilling activity.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive, were $2.6 million for the three months ended June 30, 2007 which was comparable to the $2.6 million of general and administrative expenses in the second quarter of 2006.  Included in general and administrative expenses are stock-based compensation of $1.7 million and $1.6 million for the three months ended June 30, 2007 and 2006, respectively.  For the first six months of 2007, general and administrative expenses of $6.0 million increased $0.1 million from $5.9 million for the six months ended June 30, 2006.  General and administrative expenses include stock-based compensation of $3.4 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively.

Interest expense.  Interest expense for the second quarter of June 30, 2007 of $2.4 million increased $0.8 million from interest expense of $1.6 million in the second quarter of 2006.  The increase is attributable to higher borrowings outstanding under our bank credit facility and higher interest rates.  The average borrowings under our bank credit facility during the second quarter of 2007 increased to $126.6 million as compared to average borrowings of $82.9 million during the three months ended June 30, 2006.  The average rate on the outstanding borrowings was 6.8% for the second quarter of 2007 as compared to 6.6% for the second quarter of 2006.  Interest expense for the six months ended June 30, 2007 increased $2.0 million (74%) to $4.6 million as compared to $2.6 million for the six months ended June 30, 2006.  The increase is attributable to higher borrowings outstanding and higher interest rates.  The average borrowings during the six months ended June 30, 2007 was $119.0 million as compared to $75.7 million during the six months ended June 30, 2006.  Our average interest rate increased to 6.8% for the first six months of 2007 from 6.2% in the same period in 2006.

Income taxes.  The provision for income taxes in the three months ended June 30, 2007 of $9.6 million increased $1.5 million (18%) from the provision for income taxes of $8.1 million for the three months ended June 30, 2006 due to higher income in the second quarter of 2007 as compared to the same period in 2006.  The provision for income taxes in the six months ended June 30, 2007 of $16.2 million decreased $1.4 million (8%) from the provision for income taxes of $17.6 million for the six months ended June 30, 2006 due to lower income in the first six months of 2007 as compared to the same period in 2006.

Net income.  Our net income for the three months ended June 30, 2007 was $17.4 million or $0.26 per share on diluted shares of 67.1 million as compared to $14.8 million or $0.23 per share on diluted shares of 64.5 million for the three months ended June 30, 2006.  Net income for the six months ended June 30, 2007 was $29.3 million, as compared to $31.6 million for the six months ended June 30, 2006.  Net income was $0.44 per diluted common share for the six months ended June 30, 2007 as compared to $0.49 per diluted common share for the six months ended June 30, 2006.  Increases in exploration expense and DD&A offset our higher oil and gas sales in the first half of 2007.

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2006 is incorporated herein by reference.

Effective January 1, 2007 we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48") which clarifies the accounting and disclosures for uncertainty in income tax positions, as defined.  The adoption of FIN 48 had no impact on the amounts recorded by us related to uncertain tax positions.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings.  For the six months ended June 30, 2007 our primary sources of funds were net cash flow from operating activities of $110.4 million and an increase of $25.0 million in net borrowings under our bank credit facility.  Our net cash flow from operating activities increased $26.4 million (31%) in the first six months of 2007 from $84.0 million for the six months ended June 30, 2006.  This increase is primarily the result of higher revenues resulting primarily from our increased production levels in the first six months of 2007.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development of our oil and gas properties and the repayment of our debt.  For the six months ended June 30, 2007, we incurred capital expenditures of $122.2 million primarily for our exploration and development activities.

Our capital expenditure activity, on an accrual basis, is summarized in the following table:

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$350	$3,023
Development drilling	22,360	21,836
Exploratory drilling	65,379	64,791
Production facilities	17,692	15,911
Other development	16,383	8,737
	122,164	114,298
Other	82	181
	$122,246	$114,479

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments to acquire seismic data totaling $11.0 million through December 2008.  We have no commitments for contracted drilling services.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  We have budgeted approximately $200.0 million for development and exploration projects in 2007.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $50.1 million and $38.0 million as of June 30, 2007 and 2006, respectively.

We have a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base was $225.0 million as of June 30, 2007, $100.0 million of which was available.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Recent Developments

We have retained financial advisors to evaluate and advise our board of directors regarding strategic alternatives to enhance stockholder value including a potential sale of our Company.  The board will consider our options and determine the course of action that is in the best interest of our stockholders.  A decision on any particular alternative has not been made and there can be no assurance that our board of directors will decide to undertake any transaction.

   In connection with our review of strategic alternatives, our independent petroleum engineers have completed a determination of our proved oil and gas reserves.  As of June 1, 2007, our proved oil and natural gas reserves were estimated at 250 billion cubic feet (Bcf) of natural gas and 25.7 million barrels of crude oil or 404 Bcf equivalent of natural gas ("Bcfe") as compared to total proved oil and natural gas reserves as of December 31, 2006 of 344 Bcfe.  The increase in proved reserves was primarily attributable to improved recovery, extensions and discoveries that occurred since the beginning of year, the most significant of which were reserves added as a result of the successful waterflood project at the Ship Shoal 113 Unit. These reserve additions decreased our average amortization rate from $2.86 per Mcfe in the three months ended March 31, 2007 to $2.68 per Mcfe for the three months ended June 30, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Oil and Natural Gas Prices.  Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production in the six months ended June 30, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.8 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $15.8 million.  We have not entered into any hedging arrangements.

Interest Rates.  As of June 30, 2007, we had $125.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest.  Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  Any increases in these interest rates could have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at June 30, 2007, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2007 by approximately $0.6 million.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas at 10:00 a.m., local time, on May 22, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees listed in the proxy statement for election as Class B directors and such nominees were elected.  Out of a total 66,433,500 shares of our common stock outstanding and entitled to vote, 62,980,582 shares were present at the meeting in person or by proxy, representing approximately 95% of the outstanding shares.  Matters voted upon at the meeting were as follows:

(i)                 Three Class B directors were reelected to our board of directors.  The vote tabulation was as follows:

Nominee	For	Withheld
Gary W. Blackie	59,043,164	3,937,418
Roland O. Burns	59,045,209	3,935,373
D. Michael Harris	60,205,181	2,775,401

Our other directors whose term of office as a director continued after the meeting are as follows:

Class A Directors	Class C Directors
John L. Duvieilh	M. Jay Allison
David K. Lockett	Wayne L. Laufer
David W. Sledge	Cecil E. Martin

(ii)                The appointment of Ernst & Young LLP as our independent registered public accounting firm for 2007 was ratified by a vote of 62,964,925 shares for, 6,132 shares against, and 9,525 shares abstaining.

ITEM 6. EXHIBITS

Exhibit No.	Description

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1*	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d'ARC ENERGY, INC.

Date: August 8, 2007	/s/WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)