Form 10-Q/A
period 2007-03-31
Bois d Arc Energy, Inc.
filed 2007-09-04
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2007

INDEX

Page
EXPLANATORY NOTE

Item 6. Exhibits	4

Section 302 Certification of the CEO
Section 302 Certification of the CFO

EXPLANATORY NOTE

Bois d'Arc Energy, Inc. has determined that it should have included under Item 6 of its Quarterly Report on Form 10-Q for the period ended March 31, 2007 (the “Quarterly Report”) within Exhibits 31.1 and 31.2, the Section 302 Certifications of the CEO and the CFO, certain additional representations regarding the certifying officers' responsibilities for maintaining internal controls over financial reporting, and their performance of such responsibilities pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).  Bois d'Arc Energy, Inc. is filing in this amendment to the Quarterly Report updated Section 302 Certifications of the CEO and the CFO to properly include these additional representations.

Other than these new certifications of the Chief Executive Officer and Chief Financial Officer of the registrant, as required by Rule 112b-15 promulgated under the Securities Exchange Act of 1934, as amended, no other changes have been made to the Quarterly Report.  This amendment does not reflect events occurring after the initial filing of the original Quarterly Report filed on May 10, 2007, or modify or update the disclosures presented in the original Quarterly Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d'ARC ENERGY, INC.

Date: September 4, 2007	/s/WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2007	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)