Form 10-Q/A
period 2007-06-30
Bois d Arc Energy, Inc.
filed 2007-09-04
CIK 1304069

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

Section 302 Certification of the CEO
Section 302 Certification of the CFO

EXPLANATORY NOTE

Bois d'Arc Energy, Inc. has determined that it should have included under Item 6 of its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Quarterly Report”) within Exhibits 31.1 and 31.2, the Section 302 Certifications of the CEO and the CFO, certain additional representations regarding the certifying officers' responsibilities for maintaining internal controls over financial reporting, and their performance of such responsibilities pursuant to Exchange Act Rules 13a-15(f) and 15d-15(f).  Bois d'Arc Energy, Inc. is filing in this amendment to the Quarterly Report updated Section 302 Certifications of the CEO and the CFO to properly include these additional representations.

Other than these new certifications of the Chief Executive Officer and Chief Financial Officer of the registrant, as required by Rule 112b-15 promulgated under the Securities Exchange Act of 1934, as amended, no other changes have been made to the Quarterly Report.  This amendment does not reflect events occurring after the initial filing of the original Quarterly Report filed on August 8, 2007, or modify or update the disclosures presented in the original Quarterly Report.

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