Form 10-Q
period 2007-09-30
Bois d Arc Energy, Inc.
filed 2007-11-06
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of the registrant's common stock, par value $.01, as of November 6, 2007 was 66,467,000.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended September 30, 2007

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets –
September 30, 2007 and December 31, 2006	4
Consolidated Statements of Operations –
Three Months and Nine Months Ended September 30, 2007 and 2006	5
Consolidated Statement of Stockholders' Equity –
Nine Months ended September 30, 2007	6
Consolidated Statements of Cash Flows –
Nine Months Ended September 30, 2007 and 2006	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	18

PART II. Other Information

Item 6. Exhibits	19

Awareness Letter of Ernst & Young, LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

	(In thousands)
ASSETS

Cash and Cash Equivalents	$14,746	$9,487
Accounts Receivable:
Oil and gas sales	28,584	27,018
Joint interest operations	5,414	11,494
Prepaid Expenses	10,552	8,795
Total current assets	59,296	56,794
Property and Equipment:
Unevaluated oil and gas properties	8,220	9,511
Proved oil and gas properties	333,316	331,019
Wells and related equipment and facilities	971,570	832,718
Accumulated depreciation, depletion and amortization	(431,814)	(348,643)
Net oil and gas properties	881,292	824,605
Other Property and Equipment, net of accumulated depreciation of $1,764 and $1,311 as of September 30, 2007 and December 31, 2006, respectively	3,000	3,190
Other Assets	586	912
	$944,174	$885,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$5,176	$3,250
Accounts Payable	40,450	60,776
Income Taxes Payable	655	3,867
Accrued Expenses	685	975
Total current liabilities	46,966	68,868
Long-term Debt	100,000	100,000
Deferred Income Taxes Payable	173,398	151,959
Reserve for Future Abandonment Costs	51,129	48,064
Total liabilities	371,493	368,891
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 66,467,000 and 66,433,500 outstanding at September 30, 2007 and December 31, 2006, respectively	665	664
Additional paid-in capital	502,883	497,346
Retained earnings	69,133	18,600
Total stockholders' equity	572,681	516,610
	$944,174	$885,501

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Oil and gas sales	$87,987	$66,996	$255,215	$188,436
Operating expenses:
Oil and gas operating	16,975	13,538	42,559	37,799
Exploration	4,335	8,069	33,058	16,318
Depreciation, depletion and amortization	28,279	21,732	85,573	52,620
Impairment	344	586	344	1,432
General and administrative, net	3,013	3,030	9,039	8,912
Total operating expenses	52,946	46,955	170,573	117,081

Income from operations	35,041	20,041	84,642	71,355
Other income (expenses):
Interest income	154	115	397	241
Other income	115	142	389	469
Interest expense	(2,453)	(1,882)	(7,048)	(4,528)
Total other expenses	(2,184)	(1,625)	(6,262)	(3,818)

Income before income taxes	32,857	18,416	78,380	67,537
Provision for income taxes	(11,628)	(6,832)	(27,847)	(24,389)
Net income	$21,229	$11,584	$50,533	$43,148

Net income per share:
Basic	$0.32	$0.18	$0.77	$0.69
Diluted	$0.32	$0.18	$0.75	$0.67

Weighted average common and common stock equivalent shares outstanding:
Basic	65,529	63,548	65,270	62,806
Diluted	67,326	65,328	67,080	64,755

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2007	66,434	$664	$497,346	$18,600	$516,610
Exercise of stock options	53	1	509	—	510
Stock-based compensation	(20)	—	5,005	—	5,005
Excess tax benefit from stock-based compensation	—	—	23	—	23
Net income	—	—	—	50,533	50,533
Balance at September 30, 2007	66,467	$665	$502,883	$69,133	$572,681

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,533	$43,148
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	21,374	20,960
Dry holes and leasehold impairments	27,984	13,171
Depreciation, depletion and amortization	85,573	52,620
Impairment	344	1,432
Stock-based compensation	5,005	4,712
Excess tax benefit from stock-based compensation	(23)	(29)
Amortization of loan costs	246	171
Decrease in accounts receivable	4,514	5,976
Decrease (increase) in prepaid expenses	169	(3,175)
Decrease in accounts payable and accrued expenses	(19,716)	(1,015)
Net cash provided by operating activities	176,003	137,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(171,176)	(196,048)
Net cash used for investing activities	(171,176)	(196,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	32,000	71,000
Principal payments on debt	(32,000)	(35,000)
Excess tax benefit from stock-based compensation	23	29
Proceeds from issuance of common stock	510	35,990
Debt issuance costs	(101)	(154)
Net cash provided by financing activities	432	71,865

Net increase in cash and cash equivalents	5,259	13,788
Cash and cash equivalents, beginning of period	9,487	12,043
Cash and cash equivalents at end of period	$14,746	$25,831

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES–

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") as of September 30, 2007 and the related results of operations and cash flows of the Company for the three months and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.

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

The results of operations for the three months and nine months ended September 30, 2007 are not necessarily an indication of the results expected for the full year.

Asset Retirement Obligations

Bois d'Arc Energy's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Future abandonment liability – beginning of period	$48,064	$35,034
Accretion expense	2,293	1,695
New wells drilled	847	819
Acquisition liabilities assumed	—	3,314
Liabilities settled	(75)	—
Future abandonment liability – end of period	$51,129	$40,862

General and Administrative Expense

General and administrative expense was reduced by operating fee income received of $1.3 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively.  Operating fee income received, which reduced general and administrative expenses, was $4.0 million and $3.1 million for the nine months ended September 30, 2007 and 2006, respectively.  The operating fee income is a reimbursement of the Company's general and administrative expense.  General and administrative expense includes fees paid to Comstock Resources, Inc. ("Comstock") for accounting services under a services agreement of $15,000 for each of the three months ended September 30, 2007 and 2006, respectively, and $45,000 for each of the nine months ended September 30, 2007 and 2006, respectively.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Bois d'Arc Energy accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended September 30, 2007 and 2006, the Company recognized $1.6 million and $1.7 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  The Company recognized stock-based compensation expense of $5.0 million and $4.7 million during the nine months ended September 30, 2007 and 2006, respectively.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  Options to purchase 258,500 shares at a weighted average exercise price of $16.24 per share were granted during the nine months ended September 30, 2007.  Assumptions used to value these stock options included expected volatility of 36.4%, expected lives of 4.5 years, a risk free interest rate of 4.9% and a dividend yield of zero.  The fair value of the options awarded was determined to be $6.17 per option share.  As of September 30, 2007, unrecognized compensation cost related to stock options of $8.9 million is expected to be recognized over a period of 5.2 years.

As of September 30, 2007, the Company had 854,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.80 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $5.2 million as of September 30, 2007 is expected to be recognized over a period of 1.8 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the Company's customary rate of 35% and the effective tax rate of 36% for each of the three months and nine months ended September 30, 2007 is due to permanent book tax differences, primarily nondeductible stock-based compensation.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Current Provision	$2,577	$960	$6,473	$3,429
Deferred Provision	9,051	5,872	21,374	20,960
Provision for Income Taxes	$11,628	$6,832	$27,847	$24,389

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

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and nine months ended September 30, 2007 and 2006, respectively, were determined as follows:

	Three Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$21,229	65,529	$0.32	$11,584	63,548	$0.18

Diluted Earnings Per Share:
Net Income	$21,229	65,529		$11,584	63,548
Effect of Dilutive Securities:
Stock Grants and Options	—	1,797		—	1,780
Net Income Available to Common Stockholders With Assumed Conversions	$21,229	67,326	$0.32	$11,584	65,328	$0.18

	Nine Months Ended September 30,
	2007			2006
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$50,533	65,270	$0.77	$43,148	62,806	$0.69

Diluted Earnings Per Share:
Net Income	$50,533	65,270		$43,148	62,806
Effect of Dilutive Securities:
Stock Grants and Options	—	1,810		—	1,949
Net Income Available to Common Stockholders With Assumed Conversions	$50,533	67,080	$0.75	$43,148	64,755	$0.67

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands except per share data)
Weighted average anti-dilutive stock options	—	221	316	96
Weighted average exercise price	$—	$16.49	$16.57	$16.49

Supplementary Information With Respect to the Consolidated Statements of Cash Flows -

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The following is a summary of cash payments made for interest and income taxes:

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
Cash Payments -
Interest payments	$6,723	$4,692
Income tax payments	$9,597	$1,955

(3)  LONG-TERM DEBT–

The Company had $100.0 million outstanding at September 30, 2007 under its bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $225.0 million as of September 30, 2007.  Total availability under the credit facility as of September 30, 2007 was $125.0 million.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  The Company was in compliance with these covenants as of September 30, 2007.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)  COMMITMENTS AND CONTINGENCIES –

From time to time, Bois d'Arc Energy is involved in certain litigation that arises in the normal course of its operations.  The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations.

In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data.  The Company has total commitments of $8.3 million to acquire seismic data through December 2008 and commitments for contracted drilling services of $6.1 million through January 31, 2008.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of September 30, 2007, and the related consolidated statements of operations for the three month and nine month periods ended September 30, 2007 and 2006, the consolidated statement of stockholders' equity for the nine months ended September 30, 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.

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
November 6, 2007

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

Results of Operations

Our operating data for the three months and nine months ended September 30, 2007 and 2006 is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	448	370	1,233	1,033
Natural gas (Mmcf)	8,241	6,106	24,136	16,388
Natural gas equivalent (Mmcfe)	10,930	8,328	31,535	22,587

Revenues:
Oil sales	$34,738	$25,935	$83,844	$69,215
Gas sales	53,249	41,061	171,371	119,221
Total oil and gas sales	$87,987	$66,996	$255,215	$188,436

Expenses:
Oil and gas operating(1)	$16,975	$13,538	$42,559	$37,799
Exploration	$4,335	$8,069	$33,058	$16,318
Depreciation, depletion and amortization	$28,279	$21,732	$85,573	$52,620

Average Sales Price:
Oil ($/Bbl)	$77.50	$70.01	$67.99	$67.00
Natural gas ($/Mcf)	$6.46	$6.72	$7.10	$7.27
Average equivalent price ($/Mcfe)	$8.05	$8.04	$8.09	$8.34

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.55	$1.63	$1.35	$1.67
Depreciation, depletion and amortization(2)	$2.57	$2.60	$2.70	$2.32

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

Oil and gas sales.  Our oil and gas sales increased $21.0 million, or 31%, in the third quarter of 2007 to $88.0 million from $67.0 million in the third quarter of 2006.  The increase in sales was attributable primarily to the increase in our oil and gas production in the third quarter of 2007 as compared to the same period in 2006.  In the third quarter of 2007, our natural gas production increased by 35% and our oil production increased by 21%.  The higher oil and natural gas production in the third quarter of 2007 was primarily attributable to new wells that we drilled.  Our average realized oil price increased by 11% and our average realized natural gas price decreased by 4% in the third quarter of 2007 as compared with the prices we realized in the same period in 2006.

For the first nine months of 2007, our oil and gas sales increased $66.8 million (35%) to $255.2 million from $188.4 million for the nine months ended September 30, 2006.  The increase is primarily attributable to a 40% increase in our production in 2007.  For the first nine months of 2007, our natural gas production increased 47% and our oil production increased 19% from the first nine months of 2006.  The production increases related primarily to new wells that we drilled and the restoration of 3.5 Bcfe of deferred production which we had in the first nine months of 2006 from the 2005 hurricanes.  Our average oil price increased slightly and our average gas price decreased 2% in the first nine months of 2007 as compared to the same period in 2006.

Costs and Expenses -

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, were $17.0 million for the three months ended September 30, 2007, an increase of $3.5 million (25%) as compared to $13.5 million for the same period in 2006.  Our operating expenses per equivalent Mcf produced decreased $0.08, or 4%, to $1.55 for the third quarter of 2007 from $1.63 for the third quarter of 2006.  Oil and gas operating costs for the nine months ended September 30, 2007 increased $4.8 million (13%) to $42.6 million from $37.8 million for the nine months ended September 30, 2006.  Oil and gas operating expenses per equivalent Mcf produced decreased $0.32 to $1.35 for the nine months ended September 30, 2007 from $1.67 for the same period in 2006.  The increase in operating expenses in 2007 is primarily related to operating costs of new wells put on production in 2007.  In 2006 operating costs included costs to repair damage caused by the 2005 hurricanes of $0.4 million and $3.1 million for the three months and nine months ended September 30, 2006, respectively.

Exploration expense.  We incurred $4.3 million in exploration expense in the third quarter of 2007 which primarily related to the acquisition of seismic data as compared to $8.1 million that was incurred during the third quarter of 2006 related to an unsuccessful exploratory well and the acquisition of 3-D seismic data.  For the nine months ended September 30, 2007, our exploration expense was $33.1 million as compared to $16.3 million in the same period in 2006.  The 2007 provision related to five exploratory dry holes drilled and the acquisition of seismic data.  The 2006 provision related to the acquisition of seismic data and three exploratory dry holes drilled.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization ("DD&A") in the third quarter of 2007 was $28.3 million, an increase of $6.6 million (30%) from DD&A in the third quarter of 2006 of $21.7 million.  The increase in DD&A in the third quarter of 2007 related to the 31% increase in our production and a lower amortization rate. DD&A per equivalent Mcf produced for the quarter ended September 30, 2007 was $2.57 as compared to $2.60 in the third quarter of 2006.  For the nine months ended September 30, 2007, our DD&A increased $33.0 million (63%) to $85.6 million from $52.6 million for the nine months ended September 30, 2006.  The increase is due to our 40% increase in production and our higher average amortization rate.  DD&A per equivalent Mcf produced for the nine months ended September 30, 2007 was $2.70 as compared to $2.32 in the first nine months of 2006.  Our DD&A rate per Mcfe has increased due to our increased capitalized costs from our drilling activity.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive, were $3.0 million for the three months ended September 30, 2007, which was comparable to the $3.0 million of general and administrative expenses in the third quarter of 2006.  Included in general and administrative expenses are stock-based compensation of $1.6 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively.  For the nine months ended September 30, 2007, general and administrative expenses of $9.0 million were comparable to the $8.9 million of general and administrative expenses for the nine months ended September 30, 2006.  General and administrative expenses include stock-based compensation of $5.0 million and $4.7 million for the nine months ended September 30, 2007 and 2006, respectively.

Interest expense.  Interest expense for the third quarter of 2007 of $2.5 million increased $0.6 million from interest expense of $1.9 million in the third quarter of 2006.  The increase is attributable to higher borrowings outstanding under our bank credit facility.  The average borrowings under our bank credit facility during the third quarter of 2007 increased to $118.8 million as compared to average borrowings of $98.5 million during the three months ended September 30, 2006.  The average rate on the outstanding borrowings of 6.8% for the third quarter of 2007 was comparable to the average rate of 6.9% for the third quarter of 2006.  Interest expense for the nine months ended September 30, 2007 increased $2.5 million (56%) to $7.0 million as compared to $4.5 million for the nine months ended September 30, 2006.  The increase is attributable to higher borrowings outstanding and higher interest rates.  The average borrowings during the nine months ended September 30, 2007 were $118.9 million as compared to $83.3 million during the nine months ended September 30, 2006.  Our average interest rate increased to 6.8% for the first nine months of 2007 from 6.5% in the same period in 2006.

Income taxes.  The provision for income taxes in the three months ended September 30, 2007 of $11.6 million increased $4.8 million (70%) from the provision for income taxes of $6.8 million for the three months ended September 30, 2006 due to higher income in the third quarter of 2007 as compared to the same period in 2006.  The provision for income taxes in the nine months ended September 30, 2007 of $27.8 million increased $3.4 million (14%) from the provision for income taxes of $24.4 million for the nine months ended September 30, 2006 due to higher income in the first nine months of 2007 as compared to the same period in 2006.

Net income.  Our net income for the three months ended September 30, 2007 was $21.2 million or $0.32 per share on diluted shares of 67.3 million as compared to $11.6 million or $0.18 per share on diluted shares of 65.3 million for the three months ended September 30, 2006.  Net income for the nine months ended September 30, 2007 was $50.5 million, as compared to $43.1 million for the nine months ended September 30, 2006.  Net income was $0.75 per diluted common share for the nine months ended September 30, 2007 as compared to $0.67 per diluted common share for the nine months ended September 30, 2006.  The higher net income in 2007 is attributable to our higher oil and gas sales which were offset in part by increases in exploration expense and DD&A.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings.  For the nine months ended September 30, 2007 our primary source of funds was net cash flow from operating activities of $176.0 million.  Our net cash flow from operating activities increased $38.0 million (28%) in the first nine months of 2007 to $176.0 million from $138.0 million for the nine months ended September 30, 2006.  This increase is primarily the result of higher revenues resulting primarily from our increased production levels in the first nine months of 2007.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development of our oil and gas properties and the repayment of our debt.  For the nine months ended September 30, 2007, we incurred capital expenditures of $167.2 million primarily for our exploration and development activities.

Our capital expenditure activity, on an accrual basis, is summarized in the following table:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Oil and gas exploration and development:
Acquisitions	$—	$18,178
Leasehold costs	1,727	2,108
Development drilling	41,268	39,027
Exploratory drilling	82,275	87,771
Production facilities	21,142	31,871
Other development	20,657	12,843
	167,069	191,798
Other	83	1,595
	$167,152	$193,393

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments to acquire seismic data totaling $8.3 million through December 2008 and commitments for contracted drilling services of $6.1 million through January 31, 2008. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  We expect to spend approximately $215.0 million for capital expenditures for development and exploration activity in 2007.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $51.1 million and $40.9 million as of September 30, 2007 and 2006, respectively.

We have a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base was $225.0 million as of September 30, 2007, $125.0 million of which was available.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Oil and Natural Gas Prices.  Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production in the nine months ended September 30, 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.2 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $24.0 million.  We have not entered into any hedging arrangements.

Interest Rates.  As of September 30, 2007, we had $100.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest.  Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  Any increases in these interest rates could have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at September 30, 2007, a 100 basis point change in interest rates would change our interest expense for the nine month period ended September 30, 2007 by approximately $0.7 million.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

BOIS d'ARC ENERGY, INC.

Date: November 6, 2007	/s/WAYNE L. LAUFER
Wayne L. Laufer, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)