Form 10-K
period 2007-12-31
Bois d Arc Energy, Inc.
filed 2008-02-29
CIK 1304069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by and reference in Part III of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer and smaller reporting Company. See definition of large accelerated filer “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of February 28, 2008, there were 66,441,003 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on the New York Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was $304.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders to be held
May 22, 2008 are incorporated by reference into Part III of this report.

BOIS d’ARC ENERGY, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are identified by their use of terms such as “expect,” “estimate,” “anticipate,” “project,” “plan,” “intend,” “believe” and similar terms. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

•	amount and timing of future production of oil and natural gas;
•	the availability of exploration and development opportunities;
•	amount, nature and timing of capital expenditures;
•	the number of anticipated wells to be drilled after the date hereof;
•	our financial or operating results;
•	our cash flow and anticipated liquidity;
•	operating costs including lease operating expenses, administrative costs and other expenses;
•	finding and development costs;
•	our business strategy; and
•	other plans and objectives for future operations.

Any or all of our forward-looking statements in this report may turn out to be incorrect. They can be affected by a number of factors, including, among others:

•	the risks described in the “Risk Factors” and elsewhere in this report;
•	the volatility of prices and supply of, and demand for, oil and natural gas;
•	the timing and success of our drilling activities;
•	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;
•	our ability to successfully identify, execute or effectively integrate future acquisitions;
•	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;
•	our ability to effectively market our oil and natural gas;
•	the availability of rigs, equipment, supplies and personnel;
•	our ability to discover or acquire additional reserves;
•	our ability to satisfy future capital requirements;
•	changes in regulatory requirements;
•	general economic and competitive conditions;
•	our ability to retain key members of our senior management and key employees; and
•	hostilities in the Middle East and other sustained military campaigns and acts of terrorism or sabotage.

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

“GAAP” means generally accepted accounting principles in the United States of America.

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

“Net” when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us.

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

“PV 10 Value” means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with the Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%. Although PV 10 Value is not a financial measure calculated in accordance with GAAP, management believes that the presentation of PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and its current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. Because many factors that are unique to any given company affect the amount of estimated future income taxes, the use of a pre-tax measure is helpful to investors when comparing companies in our industry.

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

Our oil and natural gas properties are estimated to have proved reserves of 398 Bcfe with an estimated PV 10 Value of $2.2 billion as of December 31, 2007 and a standardized measure of discounted future net cash flows of $1.8 billion. Our proved oil and natural gas reserve base is 63% natural gas and 37% proved developed on a Bcfe basis as of December 31, 2007, and we serve as operator for approximately 98% of our properties based on the PV 10 Value of the related proved reserves. In 2007 our daily production averaged 88 MMcf of natural gas and 4,578 barrels of oil or 116 MMcfe.

Strengths

Experienced Management and Technical Team.  Our management and technical team has an average of 22 years of experience exploring, operating and producing natural gas and oil reserves in the Gulf of Mexico region and has experience in all phases of drilling and completing wells in the Gulf of Mexico.

Substantial Drilling Inventory.  As a result of our experienced technical team and our successful exploration drilling program, we have assembled an inventory of 78 exploratory prospects as of December 31, 2007. Our inventory and our degree of operating control provide us with flexibility in project selection and the timing of our drilling projects. We believe there are opportunities to expand our exploration activities on our existing leasehold acreage position, particularly by exploring the deep shelf, which we define as prospects at geologic and drilling depths greater than 15,000 feet.

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

Strong Balance Sheet.  Our debt to total capitalization was 12% at December 31, 2007. We plan to maintain a conservative balance sheet to preserve our ability to execute our exploration program despite volatility of commodity prices.

Business Strategy

Our goal is to increase shareholder value by investing in exploration and development projects that generate attractive rates of return. We seek to achieve this goal through the following strategies:

Grow Through Exploration.  We focus a substantial portion of our capital investments on exploration activities because we believe that, over the long-term, exploration provides attractive risk-weighted rates of return. From the formation of our joint exploration venture in 1997 through December 31, 2007, our exploration program has achieved an average drilling success rate of 70%, with 79 successful exploration wells out of a total of 113 drilled.

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

Pursue Leasehold Acquisitions.  We have been an active participant in the ten central Gulf of Mexico sales held since 1999, and expect to continue a high level of participation in future sales. Since 1999, we have been the high bidder on 68 out of 86 blocks on which we have bid, representing a 79% success rate. However, we may not be as successful in future lease sales. In addition to bidding on blocks in the Gulf of Mexico lease sales, we actively pursue exploration prospects through farm-in opportunities and acquisitions of producing and non-producing properties that have exploration potential.

Operate Core Properties.  As of December 31, 2007, we served as operator for approximately 98% of our properties, based on the PV 10 Value of our proved reserves. As operator, we can manage all phases of a project’s drilling and development operations. We believe operating allows us to:

•	exercise greater control over the cost, timing and scope of our activities;
•	more effectively utilize our platforms, processing facilities, flowlines and pipelines; and
•	maintain a lower cost structure.

Exploit Existing Reserves.  We seek to maximize the value of our oil and natural gas properties by increasing production and recoverable reserves through active workover, recompletion and exploitation activities. We utilize advanced industry technology, including 3-D seismic data, improved logging tools, and formation stimulation techniques. During 2007, we spent approximately $46.5 million to drill eight development wells, 7.4 net to us, five of which were successful. In addition, we spent approximately $62.2 million in 2007 for production facilities and for recompletion, abandonment and workover activities.

Maintain Flexible Capital Expenditure Budget.  The timing of most of our capital expenditures is discretionary because we have not made any significant long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of such expenditures according to market conditions. We anticipate spending approximately $250.0 million on development and exploration projects in 2008. We intend to primarily use operating cash flow to fund our drilling expenditures in 2008. We may also make additional property acquisitions that would require additional sources of funding. Such sources may include borrowings under our bank credit facility or issuances of our equity or debt securities.

Primary Operating Areas

Our properties are located in the outer continental shelf of the Gulf of Mexico in water depths of up to 75 feet. The reservoirs in our properties are generally characterized as having high porosity and permeability, which typically result in high production rates. Our Gulf of Mexico operations include properties located offshore of Louisiana in state and federal waters of the Gulf of Mexico. We own interests in 145 producing wells, 108.3 net to us. We operate 96% of our producing wells. Our production in 2007 averaged 88.2 MMcf of natural gas per day and 4,578 barrels of oil per day or 116 MMcfe per day. During 2007, we spent $89.2 million drilling seven exploratory wells, 4.6 net to us and $46.5 million on eight development wells, 7.4 net to us. We also spent $62.2 million for production facilities, recompletions, abandonment and workovers, and $9.7 million on acquiring exploration acreage and seismic data during 2007. In 2008, we plan to spend approximately $250.0 million for our development and exploration activities. The following table summarizes the estimated proved oil and natural gas reserves for our ten largest operating areas as of December 31, 2007:

	Net Oil	Net Gas			PV 10
	(MBbls)	(MMcf)	MMcfe	%	Value(1)%
					(In thousands)

Ship Shoal 111 and the Ship Shoal 113 Unit	13,495	97,629	178,598	45%	$1,000,578	46%
South Pelto 5 and South Timbalier 9, 11 and 16	833	28,216	33,215	8%	174,915	8%
South Pelto 22	1,125	19,782	26,532	7%	165,702	8%
Ship Shoal 66, 67, 68, 69 and South Pelto 1	3,217	6,685	25,985	7%	165,840	8%
Ship Shoal 97, 98, 99, 106, 107, 109 and 110	389	23,447	25,779	6%	112,296	5%
South Timbalier 75	683	12,366	16,465	4%	92,537	4%
South Timbalier 95, 96, 100, 101, 110 and 111	303	14,399	16,214	4%	62,290	3%
South Timbalier 34 and 50 and South Pelto 15	1,314	6,276	14,162	4%	91,171	4%
Ship Shoal 134, 135 and 146	4	12,720	12,743	3%	56,270	3%
Vermillion 87, 122 and 127	592	7,974	11,526	3%	67,645	3%
Other	2,677	20,640	36,706	9%	207,304	8%

Total	24,632	250,134	397,925	100%	2,196,548	100%

Discounted Future Income Taxes					(415,259)

Standardized Measure of Discounted Future Net Cash Flows					$1,781,289

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future net cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

Ship Shoal 111 and the Ship Shoal 113 Unit

The Ship Shoal 113 unit is located in federal waters having water depths from 20 to 50 feet, offshore of Terrebonne Parish, Louisiana and is comprised of 33,125 acres of federal leases covering portions of Ship Shoal blocks 93, 94, 112, 113, 114, 117, 118, 119 and 120. This unit was discovered in the late 1940s and has had cumulative production of 957 Bcfe of natural gas. These properties have 70 productive sands occurring at depths from 2,500 to 16,000 feet. We acquired a 50% working interest in these properties in December 2002, acquired an additional 30% working interest in October 2003 and the remaining 20% interest during 2006. In 2005, we acquired the adjacent Ship Shoal block 111 together with an existing production platform. Since 2003 we have drilled 22 wells (20.7 net to us) in this area. We operate the four production platforms and the 36 producing wells (35.7 net to us) comprising these properties. Production from these properties net to our interest averaged 22.9 MMcf of natural gas per day and 1,856 barrels of oil per day, or 34.0 MMcfe per day, during December 2007.

South Pelto 5 and South Timbalier 9, 11, 16

We own interests in 15 producing wells, 10.6 net to us, in South Pelto block 5 and South Timbalier blocks 9, 11 and 16. These blocks are located in Louisiana state waters and in federal waters, offshore of Terrebonne Parish, Louisiana in water depths from 30 to 50 feet. These wells share common production facilities comprised of a four-pile main production platform and a tripod satellite production platform. We acquired our lease position in South Pelto block 5 and South Timbalier block 11 through a farm-in in 1998. We leased adjacent acreage in South Timbalier blocks 9, 11 and 16 from the State of Louisiana from 1998 through 2002. We have drilled 19 wells, including redrills of existing wells (13.4 net to us), in these blocks. These wells have 18 productive sands occurring at depths from 8,000 to 17,000 feet. Production from these properties net to our interest averaged 8.3 MMcf of natural gas per day and 328 barrels of oil per day, or 10.3 MMcfe per day, during December 2007.

South Pelto 22

South Pelto block 22 is located in federal waters with depths from 50 to 60 feet, offshore of Terrebonne Parish, Louisiana. We farmed-in this acreage from another offshore operator in 2003 and have subsequently drilled four wells (2.5 net to us). These wells have 14 productive sands occurring at depths from 13,400 to 17,000 feet. Production from these properties net to our interest averaged 15.8 MMcf of natural gas per day and 370 barrels of oil per day, or 18.0 MMcfe per day, during December 2007.

Ship Shoal 66, 67, 68, 69 and South Pelto 1

Ship Shoal blocks 66, 67, 68, 69 and South Pelto block 1 are located in Louisiana state waters and in federal waters with depths from 20 to 35 feet, offshore of Terrebonne Parish, Louisiana. These properties produce from ten sands occurring at depths from 9,000 to 13,500 feet. We own interests in 21 wells (13.3 net to us) on Louisiana state leases partially covering Ship Shoal blocks 66 and 67 and South Pelto 1, and federal leases covering Ship Shoal blocks 68 and 69. These wells are connected to four production platforms and share common oil terminal facilities. Production from these properties net to our interest averaged 406 barrels of oil per day during December 2007.

Ship Shoal 97, 98, 99, 107, 109 and 110

Ship Shoal blocks 99, 107, 109 and 110 are located in federal waters with depths from 20 to 25 feet, offshore of Terrebonne Parish, Louisiana. We acquired these leases in federal lease sales in 2000 and 2001 and subsequently drilled eleven successful wells (8.4 net to us). These wells have 15 productive sands occurring at depths from 8,800 to 12,300 feet. Production from these properties net to our interest averaged 10.4 MMcf of natural gas per day and 121 barrels of oil per day, or 11.1 MMcfe per day, during December 2007.

South Timbalier 75

South Timbalier 75 is located in federal waters having a water depth of 63 feet, offshore of Terrebonne Parish, Louisiana. We acquired our 75% working interest position in South Timbalier block 75 by virtue of a farm-in from another offshore operator. We subsequently drilled three wells (2.6 net) with nine productive sands occurring at depths from 14,000 to 17,600 feet and installed a production platform and sales facilities for these wells. Production from the block net to our interest averaged 2.2 MMcf of natural gas per day and 249 barrels of oil per day, or 3.6 MMcfe per day, during December 2007.

South Timbalier 95, 96, 100, 101, 110 and 111

South Timbalier blocks 95, 96, 100, 101, 110, and 111 are located in federal waters with water depths from 60 to 63 feet, offshore of Terrebone Parish, Louisiana. We own and operate four producing wells (4.0 net) that share a common production infrastructure. These wells produce from four productive sands occurring at depths from 4,600 to 12,000 feet. Production from these properties net to our interest averaged 3.6 MMcf of natural gas per day and 71 barrels of oil per day, or 4.0 MMcfe per day, during December 2007.

South Timbalier 34 and 50 and South Pelto 14 and 15

South Timbalier blocks 34 and 50 and the adjacent blocks at South Pelto 14 and 15 are located in federal waters having a water depth of 55 feet, offshore of Terrebonne Parish, Louisiana. These properties have 18 productive sands occurring at depths from 2,000 to 14,000 feet. We own interests in ten producing wells (7.3 net to us) that are connected to a three-platform production complex. We acquired our acreage position by purchasing these blocks and the production facilities from another offshore operator in 1998. Subsequent to the acquisition, we drilled eleven successful wells (8.0 net to us) in these blocks. Production from these properties net to our interest averaged 1.0 MMcf of natural gas per day and 125 barrels of oil per day, or 1.8 MMcfe per day, during December 2007.

Ship Shoal 134, 135 and 146

Ship Shoal blocks 134, 135 and 146 are located in federal waters with depths from 30 to 40 feet, offshore of Terrebonne Parish, Louisiana. We acquired our leasehold position in these blocks in the federal lease sales. We drilled five wells (3.9 net to us) during 2003 and 2004. These properties have nine productive sands occurring at depths from 3,000 to 10,800 feet. Our production from these properties net to our interest averaged 2.9 MMcf of natural gas per day and 7 barrels of oil per day, or 3.0 MMcfe per day, during December 2007.

Vermilion 87, 122 and 127

Vermilion blocks 87, 122 and 127 are located in federal waters with depths from 30 to 70 feet, offshore of Vermilion Parish, Louisiana. We acquired Vermilion block 87 by taking over and completing a well that another offshore operator had drilled and was planning to abandon. We purchased Vermilion block 122 from another operator and leased block 127. We subsequently drilled five wells (3.9 net to us). These wells have 11 productive sands occurring at depths from 6,000 to 12,000 feet and are connected to two production platforms. Production from these properties net to our interest averaged 3.7 MMcf of natural gas per day and 202 barrels of oil per day, or 4.9 MMcfe per day, during December 2007.

Oil and Natural Gas Reserves

The following table sets forth our estimated proved oil and natural gas reserves, which are the estimated quantities of oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, and the PV 10 Value of our proved oil and natural gas reserves as of December 31, 2007:

	Oil	Gas	Total
	(MBbls)	(MMcf)	(MMcfe)	PV 10 Value(1)
				(In thousands)

Proved Developed Producing	8,459	79,595	130,347	$778,214
Proved Developed Non-producing	8,931	109,654	163,243	919,026
Proved Undeveloped	7,242	60,885	104,335	499,308

Total Proved	24,632	250,134	397,925	2,196,548

Discounted Future Income Taxes				(415,259)

Standardized Measure of Discounted Future Net Cash Flows(1)				$1,781,289

(1)	The PV 10 Value represents the discounted future net cash flows attributable to our proved oil and gas reserves before income tax, discounted at 10%. Although it is a non-GAAP measure, we believe that the presentation of the PV 10 Value is relevant and useful to our investors because it presents the discounted future net cash flows attributable to our proved reserves prior to taking into account corporate future income taxes and our current tax structure. We use this measure when assessing the potential return on investment related to our oil and gas properties. The standardized measure of discounted future net cash flows represents the present value of future cash flows attributable to our proved oil and natural gas reserves after income tax, discounted at 10%.

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

The PV 10 Value and the standardized measure of discounted future net cash flows of our proved oil and natural gas reserves was determined based on the market prices for oil and natural gas on December 31, 2007. The market price for our oil production on December 31, 2007, after basis adjustments, was $94.64 per barrel. The market price received for our natural gas production on December 31, 2007, after basis adjustments, was $7.26 per Mcf.

We did not provide estimates of total proved oil and natural gas reserves during the years ended December 31, 2005, 2006 or 2007 to any federal authority or agency, other than the SEC.

Drilling Activity Summary

During the three-year period ended December 31, 2007, we drilled exploratory and development wells as set forth in the table below.

	2005		2006		2007
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells:
Oil	2	1.5	—	—	—	—
Gas	8	6.4	8	7.0	2	1.6
Dry	1	0.6	3	2.5	5	3.0

	11	8.5	11	9.5	7	4.6
Development Wells:
Oil	3	3.0	—	—	4	4.0
Gas	6	5.2	2	1.7	1	1.0
Dry	2	2.0	—	—	3	2.4

	11	10.2	2	1.7	8	7.4

Total Wells	22	18.7	13	11.2	15	12.0

Subsequent to December 31, 2007, we drilled two successful development wells (1.8 net to us) and one successful exploration well (0.8 net to us) and as of February 28, 2008 we had one well (0.8 net to us) that was in the process of being drilled.

Producing Well Summary

The following table sets forth the gross and net producing oil and natural gas wells in which we owned an interest at December 31, 2007:

	Oil		Gas
	Gross	Net	Gross	Net

Offshore:
Louisiana	15	13.7	9	6.4
Federal	46	30.5	75	57.7

Total	61	44.2	84	64.1

We operate 122 of the 145 producing wells presented in the above table. As of December 31, 2007, we owned interests in 21 wells containing multiple completions, which means that a well is producing out of more than one completed zone. Wells with more than one completion are reflected as one well in the table above. If at least one completion is an oil producing zone, then the well is counted as an oil well.

Acreage

The following table summarizes our developed and undeveloped leasehold acreage at December 31, 2007. We have excluded acreage in which our interest is limited to an overriding royalty interest.

	Developed		Undeveloped		Total
	Gross	Net	Gross	Net	Gross	Net

Offshore:
Louisiana	6,660	5,574	1,399	1,399	8,059	6,973
Federal	231,271	170,920	150,202	149,152	381,473	320,072

Total	237,931	176,494	151,601	150,551	389,532	327,045

176,494 net acres or 54% percent of our total acreage is held by production. Our undeveloped leasehold acreage totaling 150,551 net acres expires as follows:

Expires in 2008	24%
Expires in 2009	28%
Expires in 2010	11%
Expires in 2011	13%
Expires in 2012	7%
Expires in 2013	10%
Expires in 2017	7%

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

Our oil production is sold at prices tied to the spot oil markets. Our natural gas production is sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. Approximately 49% of our 2007 natural gas sales were priced utilizing index prices and 51% were priced utilizing daily spot prices. Two subsidiaries of Shell Oil Company (Shell Trading (US) Company and Coral Resources LP) were our most significant purchasers of crude oil and natural gas, accounting for 89% of our total 2007 oil and gas sales. Shell Trading (US) Company was our most significant purchaser of crude oil in 2007, accounting for 31% of total oil and gas sales. Coral Energy Resources LP was our most significant purchaser of natural gas in 2007, accounting for approximately 58% of our total 2007 oil and gas sales. The loss of these customers would not have a material adverse effect on us as there is an available market for our crude oil and natural gas production from other purchasers.

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

Employees

As of December 31, 2007, we had 21 employees and utilized contract employees for certain of our field operations. We consider our employee relations to be satisfactory.

Directors, Executive Officers and Other Management

The following table sets forth certain information with respect to our directors and executive officers:

Name	Position	Age

M. Jay Allison	Chairman of the Board of Directors	52
Gary W. Blackie	Chief Executive Officer, President and Director	59
Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary and Director	47
Greg T. Martin	Chief Operating Officer	46
John L. Duvieilh	Director	47
D. Michael Harris	Director	61
Wayne L. Laufer	Director	62
David K. Lockett	Director	53
Cecil E. Martin, Jr	Director	66
David W. Sledge	Director	51

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

Gary Blackie has been our President since our formation in 2004 and was additionally appointed Chief Executive Officer in December 2007. Mr. Blackie co-founded with Mr. Laufer a Gulf of Mexico exploration company in 1984. In 1998, he and Mr. Laufer co-founded Bois d’Arc Offshore Ltd., and Mr. Blackie was a limited partner and its exploration geologist, as well as a member of its member-managed general partner, Bois d’Arc Oil & Gas Company, LLC, from 1998 until July 2004. From 1973 to 1983, he was employed by several oil companies. Mr. Blackie received a B.S. degree in geology and a M.S. degree in geology/geophysics from Ohio University in 1971 and 1973, respectively. Mr. Blackie is a member of the American Association of Petroleum Geologists.

Roland Burns has been our Senior Vice President, Chief Financial Officer and Secretary since our formation in July 2004 and a director since we converted to a corporation in May 2005. Mr. Burns has been a director of Comstock since June 1999, and has been Senior Vice President of Comstock since 1994, Chief Financial Officer and Treasurer of Comstock since 1990 and Secretary of Comstock since 1991. From 1982 to 1989, he was employed by the public accounting firm, Arthur Andersen. During his tenure with Arthur Andersen, Mr. Burns worked primarily in the firm’s oil and gas audit practice. Mr. Burns received B.A. and M.A. degrees from the University of Mississippi in 1982 and is a Certified Public Accountant.

Greg Martin was appointed Chief Operating Officer in January 2008 and previously was our Vice President of Operations since our formation in 2004. Greg joined the predecessor to our company in July 1998 as a petroleum engineer responsible for all engineering activities. He earned a B.S. in Petroleum and Natural Gas Engineering from Pennsylvania State University in 1984. Greg has worked for Amerada Hess and Newfield Exploration prior to coming to Bois d’Arc.

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

Wayne Laufer has been a director since our formation in 2004. Mr. Laufer was our Chief Executive Officer until his retirement in November 2007. Mr. Laufer co-founded with Mr. Blackie a Gulf of Mexico exploration company in 1984. In 1998, he and Mr. Blackie co-founded Bois d’Arc Offshore Ltd., and Mr. Laufer was a limited partner and its operations engineer, as well as a member of its member-managed general partner, Bois d’Arc Oil & Gas Company, LLC, from 1998 until July 2004. From 1967 to 1983 he was employed by several oil companies. Mr. Laufer received a B.S. degree in civil engineering from Missouri School of Mines & Metallurgy (Rolla) in 1967. Mr. Laufer is a member of the Society of Petroleum Engineers and the Louisiana Independent Oil and Gas Association.

David Lockett has been a director since May 2005. Mr. Lockett has been a Vice President of Dell Inc. and has managed Dell’s Small and Medium Business Group since 1996. Mr. Lockett has been employed by Dell Inc. for the last 16 years and has spent the past 26 years in the technology industry. Mr. Lockett also serves as a director of Comstock, a position he has held since July 2001. Mr. Lockett received a B.B.A. degree from Texas A&M University in 1976.

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

David Sledge has been a director since May 2005. Mr. Sledge is currently a Vice President of Basic Energy Services, Inc. He was President and Chief Operating Officer of Sledge Drilling Company until it was acquired by Basic Energy Services in April 2007. He served as an area operations manager for Patterson-UTI Energy, Inc. from May 2004 until January 2006. From October 1996 until May 2004, Mr. Sledge managed his personal investments in oil and gas exploration activities. Mr. Sledge is a past director of the International Association of Drilling Contractors and is a past chairman of the permian Basin chapter of this association. Mr. Sledge also serves as a director of Comstock, a position he has held since May 1996. He received a B.B.A. degree from Baylor University in 1979.

Available Information

Our executive offices are located at 600 Travis Street, Suite 5200, Houston, TX 77002. Our telephone number is (713) 228-0438. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information that is electronically filed with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on our website (www.boisdarcenergy.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors as well as the other information contained or incorporated by reference in this report, as these important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties.

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

Our business is heavily dependent upon the prices of, and demand for, oil and natural gas. Historically, the prices for oil and natural gas have been volatile and are likely to remain volatile in the future. The prices we receive for our oil and natural gas production and the level of such production will be subject to wide fluctuations and depend on numerous factors beyond our control, including the following:

•	the domestic and foreign supply of oil and natural gas;
•	the price and quantity of imports of crude oil and natural gas;
•	political conditions and events in other oil-producing and natural gas-producing countries, including embargoes, hostilities in the Middle East and other sustained military campaigns, and acts of terrorism or sabotage;
•	the actions of the Organization of Petroleum Exporting Countries, or OPEC;
•	domestic government regulation, legislation and policies;
•	the level of global oil and natural gas inventories;

•	weather conditions;
•	technological advances affecting energy consumption;
•	the price and availability of alternative fuels; and
•	overall economic conditions.

Any continued and extended decline in the price of crude oil or natural gas will adversely affect:

•	our revenues, profitability and cash flow from operations;
•	the value of our proved oil and natural gas reserves;
•	the economic viability of certain of our drilling prospects;
•	our borrowing capacity; and
•	our ability to obtain additional capital.

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

A prospect is a property in which we own an interest or have operating rights and has what our geoscientists believe, based on available seismic and geological information, to be an indication of potential oil or natural gas. Our prospects are in various stages of evaluation, ranging from a prospect that is ready to be drilled to a prospect that will require substantial additional evaluation and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. While our overall exploration drilling success rate has been 70%, it can vary widely and may decline in the future. In addition to decreases in our exploration drilling success rate, the actual quantities of reserves that we may discover from exploratory drilling will vary. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. The analysis that we perform using data from other wells, more fully explored prospects and/or producing fields may not be useful in predicting the characteristics and potential reserves associated with our drilling prospects. If we drill additional unsuccessful wells, our drilling success rate may decline and we may not achieve our targeted rate of return.

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

Offshore operations are also subject to a variety of operating risks peculiar to the marine environment, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can cause substantial damage to our facilities and interrupt our production. As a result, we could incur substantial liabilities that could reduce or eliminate the funds available for exploration and development or result in loss of equipment and property. For example, our operations were impacted in 2005 by hurricane and tropical storm activity.

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

Unless we conduct successful exploration and development activities or acquire properties containing proven reserves, our proved reserves will decline as reserves are depleted. Producing oil and natural gas reserves are generally characterized by declining production rates that vary depending on reservoir characteristics and other factors. High production rates generally result in recovery of a relatively higher percentage of reserves from properties during the initial few years of production. Our current operations are conducted in the Gulf of Mexico. Production from reserves in the Gulf of Mexico generally declines more rapidly than reserves from reservoirs in other producing regions. Our independent petroleum consultants estimate that, on average, 41% of our total proved reserves will be depleted within three years. As a result, our need to replace reserves from new investments is relatively greater than those of producers who produce lower percentages of their reserves over a similar time period, such as those producers who have a portion of their reserves outside of the Gulf of Mexico in areas where the rate of reserve production is lower. If we are not able to find, develop or acquire additional reserves to replace our current and future production, our production rates will decline even if we drill the undeveloped locations that were included in our proved reserves. Our future oil and natural gas reserves and production, and therefore our cash flow and income, are dependent on our success in economically finding or acquiring new reserves and efficiently developing our existing reserves.

We plan to conduct exploration, development and production operations on the deep shelf and in the deepwater of the Gulf of Mexico, which presents greater operating and financial risks than conventional shelf operations.

The deep shelf of the Gulf of Mexico is an area that has had limited historical drilling activity. This is due, in part, to its geological complexity and depth. Deep shelf development can be more expensive than conventional shelf projects as deep shelf development requires more actual drilling days and higher drilling and services costs due to extreme pressure and temperatures associated with greater drilling depths. Moreover, drilling expense and the risk of mechanical failure are significantly higher because of the additional depth and adverse conditions such as high temperature and pressure. Also, seismic interpretation of deeper, geopressured formations is more difficult than at shallower, normally pressured conventional well depths. Our overall exploration success rate has been 70%. Of the 27 deep shelf wells that we have drilled, 17 successfully found hydrocarbons at geologic and drilling depths below 15,000 feet, for a success rate of 55%. This success rate is lower than our overall success rate, reflecting the fact that deep shelf drilling is inherently more risky than conventional shelf drilling. Deepwater development costs can also be significantly higher than shelf development costs because deepwater drilling requires bigger installation equipment; sophisticated sea floor production handling equipment; expensive, state-of-the-art platforms and/or investment in infrastructure. Deep shelf development can also be more expensive than conventional shelf projects as deep shelf development requires more actual drilling days and higher drilling and services costs due to extreme pressure and temperatures associated with greater drilling depths. Accordingly, we cannot assure you that our oil and natural gas exploration activities, in the deep shelf, the deepwater and elsewhere, will be commercially successful.

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

As of December 31, 2007, approximately 41% of our total proved reserves were developed non-producing and approximately 26% were undeveloped. These reserves may not ultimately be developed or produced. Furthermore, not all of our undeveloped or developed non-producing reserves may ultimately be produced at the time periods we have planned, at the costs we have budgeted, or at all. As a result, we may not find commercially viable quantities of oil and natural gas, which in turn may result in a material adverse effect on our results of operations.

One of our field areas comprise approximately 46% of the PV 10 Value of our total proved reserves. If our reserve estimates in this area turn out to be inaccurate, there may be a material adverse effect on our financial condition.

Any significant variance from our assumptions regarding future production levels and operating and development costs to actual figures relating to our key field areas could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to this group of properties, the classifications of reserves based on risk of recovery and estimates of the future net cash flows. Approximately 66% of our total proved reserves in our largest field area is developed non-producing or undeveloped. To the extent that our reserve estimates in these areas turn out to be inaccurate, the estimated quantities and present value of reserves will most likely vary from our estimates, which in turn would result in a material adverse effect on our financial condition.

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

We depend on our key management personnel and the loss of this individual could have a material adverse effect on our operations.

We believe that the success of our business strategy and our ability to operate profitably depends on the continued employment of Gary W. Blackie, our Chief Executive Officer and President. Mr. Blackie also leads and is a key member of our technical team. Loss of the services of this individual could have a material adverse effect on our operations.

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

As of December 31, 2007 Comstock directly owned 32,224,661 shares of our common stock, representing approximately 49% of our voting interests and members of Comstock’s board of directors collectively owned 1,014,050 shares or 2% of our voting interests. Therefore, Comstock has the ability to exert significant influence and control over the outcome of all matters requiring stockholder approval, including:

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

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange under the symbol “BDE”. The following table sets forth, on a per share basis for the periods indicated, the high and low sales prices by calendar quarter for the periods indicated as reported by the New York Stock Exchange.

		High	Low

2006 —	First Quarter	$19.94	$13.75
	Second Quarter	18.89	13.78
	Third Quarter	17.13	14.41
	Fourth Quarter	16.76	14.10

2007 —	First Quarter	$15.65	$12.49
	Second Quarter	17.94	13.01
	Third Quarter	20.06	15.35
	Fourth Quarter	23.64	17.90

As of February 28, 2008, we had 66,441,003 shares of common stock outstanding, which were held by 38 holders of record and approximately 3,100 beneficial owners who maintain their shares in “street name” accounts.

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

The following table provides information about our repurchases during the periods indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Approximate maximum
			Total number of	dollar value of
			shares purchased as	shares that may yet
			part of publicly	be purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share(1)	programs	programs(2)

December 2007	100,000	$19.42	100,000	$98,058,000

(1)	This amount represents the weighted average price paid per share and includes a per share commission for all repurchases.
(2)	On November 13, 2007, we announced that our Board of Directors had authorized our repurchase of up to an aggregate of $100.0 million of our common stock from time to time on the open market (the “2007 Share Repurchase Program”). The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. The 2007 Share Repurchase Program does not have a fixed term, and may be suspended or discontinued by us at any time. The 2007 Share Repurchase Program may be funded using our working capital, as well as proceeds from any credit facilities and other borrowing arrangements which we currently have or may enter into in the future.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2007:

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	authorized for future
	exercise of	outstanding	issuance under equity
	outstanding options	options	compensation plans

Equity compensation plans approved by stockholders	3,422,000	$8.11	2,021,185 (1)

(1)	Plus 11% of any additional issuances of common stock each year beginning on each subsequent January 1.

We do not have any equity compensation plans that were not approved by stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial data as of and for each of the years in the five-year period ended December 31, 2007. The selected historical combined financial data as of and for the year ended December 31, 2003 and the period from January 1, 2004 to July 15, 2004 is derived from our predecessors’ audited combined financial statements. The consolidated financial data for the period from our inception (July 16, 2004) to December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007 is derived from our audited financial statements. The data presented below should be read in conjunction with our consolidated financial statements and our predecessors’ combined financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Statement of Operations Data:

	Combined Bois d’Arc Energy
	Predecessors		Bois d’Arc Energy
			Period from
		Period from	Inception
		January 1,	(July 16,
	Year Ended	2004 to	2004) to	Year Ended
	December 31,	July 15,	December 31,	December 31,
	2003	2004	2004	2005		2006	2007
	(In thousands except per share data)

Oil and gas sales	$133,450	$70,341	$72,721	$184,436		$254,710	$355,460
Operating expenses:
Oil and gas operating(1)	22,290	15,233	16,602	37,089		53,400	58,841
Exploration	800	2,676	12,040	16,794		18,708	36,040
Depreciation, depletion and amortization	44,285	22,831	21,761	42,854		77,591	115,285
Impairment	500	—	—	590		1,632	344
General and administrative, net	3,481	1,450	2,641	9,331		11,374	14,869

Total operating expenses	71,356	42,190	53,044	106,658		162,705	225,379

Income from operations	62,094	28,151	19,677	77,778		92,005	130,081
Other income (expenses):
Interest income	154	75	74	222		330	512
Interest expense	(9,580)	(4,453)	(2,665)	(3,775)		(6,696)	(9,033)
Formation costs	—	—	(1,838)	—		—	—
Loss on disposal of assets	—	—	—	(89)		—	—
Other income	—	—	—	—		597	541

Income before income taxes	52,668	23,773	15,248	74,136		86,236	122,101
Provision for income taxes	—	—	—	(125,808	)(2)	(31,212)	(43,431)

Net income before cumulative effect of change in accounting principle	52,668	23,773	15,248	(51,672)		55,024	78,670
Cumulative effect of change in accounting principle	(739)	—	—	—		—	—

Net income	$51,929	$23,773	$15,248	$(51,672)		$55,024	$78,670

Income (loss) per share (unit):
Basic			$0.30	$(0.89)		$0.87	$1.20

Diluted			$0.30	$(0.89)		$0.84	$1.17

Weighted average common and common stock equivalent shares (units) outstanding:
Basic			50,000	57,909		63,391	65,392

Diluted			50,485	57,909		65,278	67,224

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$52,668	$23,773	$15,248	$74,136
Pro forma provision for income taxes	(18,434)	(8,321)	(5,807)	(26,914)

Pro forma net income	$34,234	$15,452	$9,441	$47,222

Pro forma income (loss) per share (unit):
Basic			$0.19	$0.82

Diluted			$0.19	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic			50,000	57,909

Diluted			50,485	59,655

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Includes a deferred tax charge of $108.2 million recognized upon our conversion to a taxable entity.

Balance Sheet Data:

	Combined
	Bois d’Arc
	Energy
	Predecessors
	As of	Bois d’Arc Energy
	December 31,	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)

Cash and cash equivalents	$22,019	$2,416	$12,043	$9,487	$18,841
Property and equipment, net	413,412	511,477	661,931	827,795	887,270
Total assets	461,693	530,583	712,902	885,501	956,636
Bank debt	10,500	—	69,000	100,000	80,000
Payable to Comstock Resources(1)	311,706	148,066	—	—	—
Stockholders’ equity	64,949	319,485	419,206	516,610	602,498

(1)	Payable to Comstock Resources of our predecessors represents advances made to Comstock Offshore by Comstock to fund Comstock Offshore’s acquisition, development and exploration activities. Interest expense has been included in the combined financial statements on the advances made to Comstock Offshore based on Comstock’s average interest costs under its bank credit facility. Payable to Comstock Resources of Bois d’Arc Energy, LLC represents advances made to us by Comstock in connection with our formation.

Comparability of Results

The combined financial statements included in this report are based on the financial condition and results of operations of Comstock Offshore and the Bois d’Arc Participants as they relate to the properties contributed to us on a combined basis. Our predecessors, the Bois d’Arc Participants and Comstock Offshore, operated as joint venture partners from 1997 until our formation in July 2004. Bois d’Arc Energy, LLC (prior to its conversion to a corporation) was a continuation of this joint venture and formalized the relationship of the predecessors. A majority of the interests of our predecessors were in the same properties and the operations were under the combined management of the predecessors. As such, combined financial statements using historical cost basis properly reflect the historical combined operations of Comstock Offshore and the Bois d’Arc Participants. In connection with our initial public offering in May 2005, we converted from a limited liability company to a corporation. The accompanying consolidated financial statements reflect the consolidated results of the Company, including its financial position as of December 31, 2006 and 2007 and its results of operations for the years ended December 31, 2005, 2006 and 2007.

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

Overview

Our Business.  We were formed in July 2004. We are a growing independent exploration company engaged in the discovery and production of oil and natural gas in the outer continental shelf of the Gulf of Mexico. As of December 31, 2007, we owned interests in 145 (108.3 net to us) producing oil and natural gas wells in the federal and state waters of the Gulf of Mexico and we operate 122 of our 145 producing wells. In managing our business, we are concerned primarily with maximizing return on our stockholders’ equity. To accomplish this primary goal, we focus on profitably increasing our oil and natural gas reserves and production. See “Risk Factors” for a description of risks inherent in the oil and natural gas industry and our business, any one of which, if it occurs, can negatively impact our ability to accomplish our primary goal.

Our future growth will be driven primarily by exploration activities. We have 78 identified exploration prospects in our inventory that are located on our leasehold acreage and supported by 3-D seismic data. We believe that by adhering to our prospect selection methodology, we have realized high historical exploration success rates. We believe that our inventory, including development wells resulting from new discoveries, will provide us with opportunities to increase our reserves over the next three to five years. Under our current drilling budget, we plan to drill approximately 18 of these prospects in 2008. However, the actual number of prospects that we drill over any defined time period will be determined based upon the number of rig days that we have available under our contracts with drilling contractors and the amount of time it takes to drill each prospect selected by our management and technical team. We use the successful efforts method of accounting which allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration activities. Accordingly, our exploration costs consist of costs we incur to acquire and reprocess 3-D seismic data, impairments of our unevaluated leasehold where we were not successful in discovering reserves and the costs of unsuccessful exploratory wells that we drill.

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

Our exploration and production activities are conducted in the Gulf of Mexico. Our operations are significantly impacted by conditions in the Gulf of Mexico, such as adverse weather conditions; the availability of equipment, facilities or services; delays and decreases in the availability of capacity to transport, gather or process production; and changes in the regulatory environment. We maintain insurance to mitigate the risk of damage to our production facilities that could result from adverse weather conditions. We have periodically shut-in our production as a result of hurricanes or tropical storm activity. As a result of hurricane activity, we deferred production of approximately 4.3 Bcfe in 2005 and 3.6 Bcfe in 2006. We incurred approximately $4.9 million and $3.0 million in costs to repair damage to our facilities caused by the hurricane activity in 2005 and 2006, respectively.

Our operations and facilities are subject to extensive federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, and operational safety. Future laws or regulations, any adverse changes in the interpretation of existing laws and regulations or our failure to comply with existing legal requirements may harm our business, results of operations and financial condition. Applicable environmental regulations require us to remove our platforms after production has ceased, to plug and abandon our wells and to remediate any environmental damage our operations may have caused. The present value of the estimated future costs to plug and abandon our oil and gas wells and to dismantle and remove our production facilities is included in our reserve for future abandonment costs, which was $45.1 million as of December 31, 2007.

Our Predecessors.  In December 1997, Comstock Offshore, LLC, an indirect wholly-owned subsidiary of Comstock, acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties. Bois d’Arc Resources was the predecessor to Bois d’Arc Resources, Ltd., an entity owned by Gary W. Blackie and Wayne L. Laufer, who presently are directors, significant stockholders, and, in the case of Mr. Blackie, our chief executive officer. In connection with this acquisition, Comstock Offshore, Bois d’Arc Resources, Ltd. and Bois d’Arc Offshore, Ltd., another entity owned by Messrs. Blackie and Laufer, established a joint venture to explore for oil and natural gas in the Gulf of Mexico.

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

Results of Operations

Our operating data for the years ended December 31, 2005, 2006 and 2007 is summarized below:

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per unit amounts)

Revenues:
Oil and gas sales	$184,436	$254,710	$355,460
Expenses:
Oil and gas operating(1)	$37,089	$53,400	$58,841
Exploration	$16,794	$18,708	$36,040
Depreciation, depletion and amortization	$42,854	$77,591	$115,285
Net Production Data:
Oil (MBbls)	1,155	1,383	1,671
Natural gas (MMcf)	14,896	23,183	32,186
Natural gas equivalent (MMcfe)	21,825	31,481	42,211
Average Sales Price:
Oil ($/Bbl)	$52.88	$64.66	$74.15
Natural gas ($/Mcf)	$8.28	$7.13	$7.19
Average equivalent price ($/Mcfe)	$8.45	$8.09	$8.42
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.70	$1.70	$1.39
Depreciation, depletion and amortization(2)	$1.95	$2.45	$2.72

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Oil and gas sales.  Our oil and gas sales increased $100.8 million, or 40%, in 2007 to $355.5 million from $254.7 million in 2006. The increase in sales resulted from a 34% increase in our production and higher oil and natural gas prices in 2007. Our natural gas production increased by 39% and our oil production increased by 21%. The production increases related primarily to new wells that we drilled and the return to service of certain platforms that were shut-in because of the 2005 hurricanes. Our average realized oil price increased 15% in 2007 to $74.15 per Bbl from $64.66 per Bbl in 2006 and our average realized gas price in 2007 of $7.19 per Mcf was slightly higher than our average realized gas price of $7.13 per Mcf in 2006.

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, increased $5.4 million, or 10%, to $58.8 million in 2007 from $53.4 million in 2006. Our operating expenses per equivalent Mcf produced were $1.39 and $1.70 for 2007 and 2006. The increase in total operating expenses was primarily related to increased production and new wells put on production in 2007. The decrease in operating expenses per Mcfe is due to the $3.0 million for costs in 2006 to repair damage resulting from the 2005 hurricane activity.

Impairment.  We recorded an impairment to our oil and gas properties of $0.3 million and $1.6 million in 2007 and 2006, respectively, on minor valued fields.

Exploration expense.  In 2007, we incurred $36.0 million in exploration expense, which related to the cost of five unsuccessful exploratory wells drilled and the acquisition and reprocessing of 3-D seismic data.

In 2006, our exploration expense was $18.7 million, which related to three dry holes and the acquisition and reprocessing of 3-D seismic data.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased $37.7 million, or 49%, to $115.3 million in 2007 from $77.6 million in 2006 due to the higher production in 2007 combined with an increase in our per unit amortization rates in 2007. Our depreciation, depletion and amortization expense per equivalent Mcf produced increased by $0.27, or 11%, to $2.72 for 2007 as compared to $2.45 for 2006. The increase in the amortization rate was attributable to higher capitalized costs associated with the wells we drilled in 2006 and 2007.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive, of $14.9 million in 2007 were $3.5 million or 31% higher than our net general and administrative expenses of $11.4 million in 2006. These costs have increased primarily as a result of increased personnel costs including stock-based compensation. Included in our general and administrative costs are stock-based compensation expense of $8.4 million and $6.4 million in 2007 and 2006, respectively. Stock-based compensation in 2007 includes $1.7 million for the acceleration of vesting in connection with the retirement of our former chief executive officer in November 2007.

Interest expense.  Our interest expense for 2007 of $9.0 million was $2.3 million or 35% higher than interest expense of $6.7 million in 2006. Interest expense increased in 2007 primarily due to higher borrowings outstanding under our bank credit facility and higher interest rates. Our average borrowings of $113.7 million during 2007 increased from the $89.6 million average borrowings we had outstanding in 2006. Our average interest rate under our bank credit facility increased from 6.6% in 2006 to 6.8% in 2007.

Income taxes.  Income tax expense increased in 2007 to $43.4 million from $31.2 million in 2006 due to our higher income. Our effective tax rate decreased to 35.6% in 2007 from 36.2% in 2006 mainly due to the increase in our taxable income and the increased credit for domestic production activities in 2007 as compared to 2006.

Net income.  We reported net income of $78.7 million ($1.17 per share) for the year ended December 31, 2007 as compared to a net income of $55.0 million ($0.84 per share) for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Oil and gas sales.  Our oil and gas sales increased $70.3 million, or 38%, in 2006 to $254.7 million from $184.4 million in 2005. The increase in sales resulted from a 44% increase in our production, which was partially offset by lower natural gas prices in 2006. Our average realized gas price decreased by 14% and our average realized oil price increased by 22% in 2006 as compared with the average prices we realized in 2005. On an equivalent unit basis, the average price received for our production in 2006 was $8.09 per Mcfe, which was 4% lower than our average price received in 2005 of $8.45 per Mcfe. Our natural gas production increased by 56% while our oil production increased by 20%. The oil and natural gas production increase was primarily related to new discoveries that we made and the restoration of production from certain of our platforms with pipelines and onshore facilities returning to service during 2006 after being shut-in due to the 2005 hurricanes. The 2005 hurricane activity caused us to defer production of approximately 4.3 and 3.6 Bcfe in 2005 and 2006, respectively.

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

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased $34.7 million, or 81%, to $77.6 million in 2006 from $42.9 million in 2005. Our depreciation, depletion and amortization expense per equivalent Mcf produced increased by $0.50, or 26%, to $2.45 for 2006 as compared to $1.95 for 2005. The increase in the amortization rate was attributable to higher capitalized costs associated with the wells we drilled in 2006.

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

Interest expense.  Our interest expense for 2006 was $6.7 million and $3.8 million in 2005. Interest expense increased in 2006 primarily due to higher borrowings outstanding under our bank credit facility and higher interest rates. Our average borrowings of $89.6 million during 2006 increased from the $74.1 million average borrowings we had outstanding in 2005. Our average interest rate increased to 6.6% in 2006 from 4.8% in 2005.

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

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities, borrowings under our bank credit facility and issuances of common stock. In 2007 our primary source of funds was net cash flow from operating activities of $244.7 million. In 2006 our primary sources of funds were net cash flow from operating activities of $178.4 million, $31.0 million borrowed under our bank credit facility and $35.9 million from the proceeds from a sale of our common stock to Comstock in a private transaction. In 2005 our primary sources of funds were $131.7 million in net cash flow from operating activities, $69.0 million borrowed under our bank credit facility, and $145.1 million from our initial public offering.

Our cash flow from operating activities in 2007 increased by $66.3 million to $244.7 million as compared to $178.4 million in 2006 primarily due to our higher revenues in 2007 which were attributable to the 34% increase in our production and higher crude oil and natural gas prices. Our cash flow from operating activities in 2006 increased by $46.7 million to $178.4 million as compared to $131.7 million in 2005 primarily due to our higher revenues in 2006 which increased due to the 44% increase in our production.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development and acquisition of our oil and gas properties and the repayment of our debt. Our capital expenditure activity for the years ended December 31, 2005, 2006 and 2007 is summarized in the following table:

	2005	2006	2007
	(In thousands)

Acquisitions of proved oil and gas properties	$—	$18,148	$—
Acquisitions of unproved oil and gas leasehold	4,968	2,979	8,913
Exploration drilling(1)	63,018	128,983	89,232
Development drilling	77,601	23,360	46,480
Offshore facilities	22,000	50,764	26,266
Other development costs	19,975	20,376	35,972
Other	2,209	1,611	83

Total	$189,771	$246,221	$206,946

(1)	Excludes geological and geophysical expenses which are not capitalized and capitalized costs of asset retirement obligations.

Our capital expenditures in 2007 decreased by $39.3 million compared to 2006 mostly due to a decrease in exploration drilling and lower spending on acquisitions partially offset by increased development activity. Capital expenditures in 2006 increased by $56.4 million over 2005 mostly due to an acquisition and higher drilling and construction costs in the Gulf of Mexico.

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments. Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant. We currently expect to spend approximately $250.0 million in 2008, which includes $82 million on development projects and $168 million for exploration activity. Our 2008 capital program will be funded by cash flows generated from our operating activities. However, our operating cash flow and therefore, our capital expenditures, are highly dependent on oil and natural gas prices.

Cash used for financing activities in 2007 of $21.5 million was mainly comprised of repayments of $20.0 million under our bank credit facility and repurchases of shares of our common stock of $1.9 million. Our cash flow from financing activities of $66.7 million in 2006 increased $2.9 million as compared to $63.8 million in 2005. Financing activities in 2006 which funded our acquisition, exploration and development activities included additional borrowings under our bank credit facility and proceeds from sale of shares of our common stock to Comstock. Cash flows from financing activities in 2005 of $63.8 million included the proceeds from our initial public offering, the repayment of our borrowings from Comstock and borrowings under our bank credit facility which were used to fund our exploration and development projects.

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

On August 31, 2006, we completed the sale of 2,250,000 shares of common stock to Comstock in a private transaction for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and our drilling program.

In December 2007 our board of directors approved a common stock repurchase plan providing for repurchases of up to $100.0 million of our outstanding common stock. We acquired 100,000 shares at an average cost of $19.42 per share under this plan in 2007.

We have a $350.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The borrowing base was $350.0 million, $270.0 million of which was available as of December 31, 2007. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The credit facility matures on May 11, 2009. We plan to extend the maturity of this facility during 2008. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

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

The following table summarizes our aggregate contractual liabilities and commitments as of December 31, 2007 by year of maturity:

	2008	2009	2010	2011	2012	Thereafter	Total
	(In thousands)

Bank credit facility	$—	$80,000	$—	$—	$—	$—	$80,000
Interest on debt obligations	4,864	1,746	—	—	—	—	6,610
Operating leases	397	418	436	453	136	—	1,840
Contracted drilling services	10,664	—	—	—	—	—	10,664
Acquisition of seismic data	8,250	—	—	—	—	—	8,250

	$24,175	$82,164	$436	$453	$136	$—	$107,364

Future interest expense on debt obligations is computed based upon the December 31, 2007 rate on our bank credit facility.

The table above does not include estimated future payments for dismantlement, abandonment and restoration costs of oil and gas properties. These payments are currently estimated to be incurred primarily after 2012. We record a separate liability for the fair value of these asset retirement obligations which totaled $45.1 million as of December 31, 2007. See Note 1, Asset Retirement Obligation to our consolidated financial statements in this Form 10-K for further discussion.

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

Successful efforts accounting.  We are required to select among alternative acceptable accounting policies. There are two generally acceptable methods for accounting for oil and gas producing activities. The full cost method allows the capitalization of all costs associated with finding oil and natural gas reserves, including certain general and administrative expenses. The successful efforts method allows only for the capitalization of costs associated with developing proven oil and natural gas properties as well as exploration costs associated with successful exploration projects. Costs related to exploration that are not successful are expensed when it is determined that commercially productive oil and gas reserves were not found. We have elected to use the successful efforts method to account for our oil and gas activities and we do not capitalize any of our general and administrative expenses.

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

Impairment of oil and gas properties.  We evaluate our properties for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable. If impairment is indicated based on a comparison of the asset’s carrying value to its undiscounted expected future net cash flows, then it is recognized to the extent that the carrying value exceeds fair value. A significant amount of judgment is involved in performing these evaluations since the results are based on estimated future events. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period.

Asset retirement obligations.  The Company has significant obligations to remove tangible equipment and facilities and to restore the seafloor at the end of oil and gas production operations. The Company’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

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

New accounting standards.  In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 at the beginning of fiscal 2007. The impact of adoption was immaterial.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of this statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” which requires measurements based on fair value as determined under the provisions of SFAS 157 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the accounting and disclosures for any business combinations we engage in after January 1, 2009. However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

Related Party Transactions

One of our directors, Mr. Duvieilh, provides legal services to us and we have received administrative support services pursuant to a management services agreement from a business owned by Mr. Laufer’s spouse. Concurrent with Mr. Laufer’s retirement as our chief executive officer in November 2007 we entered into a management consulting agreement with Mr. Laufer with a term of one year and a total contract value of $600,000. Other than these relationships, we have not entered into any material transactions with our officers or directors apart from the compensation they are provided for their services. We also have not entered into any material business transactions with our significant stockholders or any other related parties except for the sale of 2,250,000 shares of our common stock to Comstock for $35.9 million in August 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Oil and Natural Gas Prices

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources. Based on our oil and natural gas production in 2007, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $1.7 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $32.0 million.

Interest Rates

At December 31, 2007, we had $80.0 million outstanding under our bank credit facility, which is subject to floating market rates of interest. Borrowings under the bank credit facility bear interest at a fluctuating rate that is tied to LIBOR or the corporate base rate, at our option. Any increases in these interest rates can have an adverse impact on our results of operations and cash flow. Based on borrowings outstanding at December 31, 2007, a 100 basis point change in interest rates would change our annual interest expense on our variable rate debt by approximately $0.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are included on pages F-1 to F-24 of this report.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bois d’Arc Energy, Inc.

We have audited Bois d’Arc Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bois d’Arc Energy, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bois d’Arc Energy, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, members’ and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Dallas, Texas
February 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to “Business — Directors, Executive Officers and Other Management” in this Form 10-K, and to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

Code of Ethics.  We have a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We also have a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.boisdarcenergy.com. Both of these documents are also available, without charge, to any stockholder upon request to: Bois d’Arc Energy, Inc., Attn: Investor Relations, 600 Travis Street, Suite 5200, Houston, TX 75022. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules. Please see the definitive proxy statement for our 2007 annual meeting, which will be filed with the SEC within 120 days of December 31, 2007 for additional information regarding our corporate governance policies.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. The following consolidated financial statements and notes of Bois d’Arc Energy, Inc. are included on Pages F-2 to F-24 of this report.

2. All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

3. The exhibits to this report required to be filed pursuant to Item 15 (b) are listed below.

Exhibit No.	Description

2.1	Contribution Agreement, dated as of July 16, 2004, by and among Bois d’Arc Energy, LLC, Bois d’Arc Properties, LP, Bois d’Arc Resources, Ltd., Wayne L. Laufer, Gary W. Blackie, Haro Investments LLC, Comstock Offshore, LLC, Comstock Resources, Inc. and such other persons listed on the signature pages thereto (incorporated by reference to Exhibit 10.2 to Comstock Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-16741)).
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
3.2	Bylaws (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.3	Articles of Organization of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.4	Amended and Restated Operating Agreement, dated as of August 23, 2004 to be effective July 16, 2004, of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.5	First Amendment, dated as of September 29, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.6	Second Amendment, dated as of January 26, 2005, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.7	Third Amendment, effective as of July 16, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.8	Fourth Amendment, dated as of April 13, 2005, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-1 (File No. 333-119511)).
3.9	Fifth Amendment, effective as of July 16, 2004, to the Amended and Restated Operating Agreement of Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-1 (File No. 333-119511)).
4.1	Specimen Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 (File No. 333-119511)).

Exhibit No.	Description

10.1#	Amended and Restated Long-Term Incentive Plan of Bois d’Arc Energy, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.2#	Form of Option Agreement under the Bois d’Arc Energy, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.3#	Form of Restricted Stock Agreement under the Bois d’Arc Energy, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 99.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.4#	Employment Agreement, dated as of July 16, 2004, between Bois d’Arc Energy, LLC and Gary W. Blackie (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.5#	Employment Agreement, dated as of July 16, 2004, between Bois d’Arc Energy, LLC and Wayne L. Laufer (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.6	Credit Agreement dated May 11, 2005 between Bois d’Arc Energy, Inc., and the Bank of Nova Scotia as Administrative Agent and Issuing Bank, Calyon New York Branch, as Syndication Agent, AmSouth Bank as Documentation Agent and the other lenders (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.7	First Amendment to Credit Agreement dated as of May 8, 2006 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.8	Second Amendment to Credit Agreement dated as of October 31, 2006 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
10.9	Third Amendment to Credit Agreement dated as of May 7, 2007 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.10*	Fourth Amendment to Credit Agreement dated as of November 20, 2007 among Bois d’Arc Energy, Inc., the Banks and other Financial Institutions party thereto.
10.11	Services Agreement dated as of July 16, 2004, between Comstock Resources, Inc. and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.3 to Comstock Resources, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 0-16741)).
10.12	Lease Agreement dated December 1, 2004 between Texas Tower Limited and Bois d’Arc Energy, LLC (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-119511)).
10.13	Stock Purchase Agreement dated August 25, 2006, between Bois d’Arc Energy, Inc. and Comstock Resources, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 25, 2006).
10.14#	Change of Control Agreement dated June 1, 2007 between Bois d’Arc Energy, Inc. and M. Jay Allison (incorporated by Reference to Exhibit 99.1 to our Form 8-K dated June 4, 2007).
10.15#	Change of Control Agreement dated June 1, 2007 between Bois d’Arc Energy, Inc. and Roland O. Burns (incorporated by Reference to Exhibit 99.2 to our Form 8-K dated June 4, 2007).
10.16*#	Consulting Agreement dated November 30, 2007 between Bois d’Arc Energy, Inc. and Wayne L. Laufer.
21*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Lee Keeling and Associates, Inc.
31.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Furnished herewith.
#	Management contract or compensatory plan document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.

By:	/s/ GARY W. BLACKIE
Gary W. Blackie
Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	Chairman of the Board of Directors	February 28, 2008

/s/ GARY W. BLACKIE Gary W. Blackie	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2008

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	February 28, 2008

/s/ JOHN L. DUVIEILH John L. Duvieilh	Director	February 28, 2008

/s/ D. MICHAEL HARRIS D. Michael Harris	Director	February 28, 2008

/s/ WAYNE L. LAUFER Wayne L. Laufer	Director	February 28, 2008

/s/ DAVID K. LOCKETT David K. Lockett	Director	February 28, 2008

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, JR.	Director	February 28, 2008

/s/ DAVID W. SLEDGE David W. Sledge	Director	February 28, 2008

BOIS d’ARC ENERGY, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bois d’Arc Energy, Inc.

We have audited the accompanying consolidated balance sheets of Bois d’Arc Energy, Inc. and subsidiaries as of December 31, 2006 and 2007, and the related consolidated statements of operations, members’ and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bois d’Arc Energy, Inc. and subsidiaries at December 31, 2006 and 2007, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment,” in accounting for equity-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bois d’Arc Energy, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Dallas, Texas
February 28, 2008

BOIS d’ARC ENERGY, INC

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2007

	December 31,
	2006	2007
	(In thousands)

ASSETS
Cash and Cash Equivalents	$9,487	$18,841
Accounts Receivable:
Oil and gas sales	27,018	37,628
Joint interest operations	11,494	4,382
Prepaid Expenses	8,795	5,451

Total current assets	56,794	66,302
Oil and Gas Properties:
Unevaluated properties	9,511	13,076
Proved properties	331,019	328,270
Wells and related equipment and facilities	832,718	1,003,655
Accumulated depreciation, depletion and amortization	(348,643)	(460,606)

Net oil and gas properties	824,605	884,395
Other Property and Equipment, net of accumulated depreciation of $1,311 and $1,889 at December 31, 2006 and 2007, respectively	3,190	2,875
Other Assets	912	3,064

	$885,501	$956,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term Debt	$3,250	$2,588
Accounts Payable	60,776	37,660
Income Taxes Payable	3,867	5,170
Accrued Expenses	975	1,959

Total current liabilities	68,868	47,377
Long-term Debt	100,000	80,000
Deferred Income Taxes Payable	151,959	181,667
Reserve for Future Abandonment Costs	48,064	45,094

Total liabilities	368,891	354,138
Commitments and Contingencies
Stockholders’ Equity:
Common stock — $0.01 par, 100,000,000 shares authorized, 66,443,000 and 66,389,500 shares issued and outstanding at December 31, 2006 and 2007, respectively	664	664
Additional paid-in capital	497,346	504,564
Retained earnings	18,600	97,270

Total stockholders’ equity	516,610	602,498

	$885,501	$956,636

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands except per share amounts)

Oil and gas sales	$184,436	$254,710	$355,460
Operating expenses:
Oil and gas operating	37,089	53,400	58,841
Exploration	16,794	18,708	36,040
Depreciation, depletion and amortization	42,854	77,591	115,285
Impairments	590	1,632	344
General and administrative, net	9,331	11,374	14,869

Total operating expenses	106,658	162,705	225,379

Income from operations	77,778	92,005	130,081
Other income (expenses):
Interest income	222	330	512
Other income	—	597	541
Interest expense	(3,775)	(6,696)	(9,033)
Loss on sale of assets	(89)	—	—

Total other income (expenses)	(3,642)	(5,769)	(7,980)

Income before income taxes	74,136	86,236	122,101
Provision for income taxes	(125,808)	(31,212)	(43,431)

Net income (loss)	$(51,672)	$55,024	$78,670

Income (loss) per share (unit):
Basic	$(0.89)	$0.87	$1.20

Diluted	$(0.89)	$0.84	$1.17

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	57,909	63,391	65,392

Diluted	57,909	65,278	67,224

Pro forma computation related to conversion to a corporation for income tax purposes:
Income before income taxes	$74,136
Pro forma provision for income taxes	(26,914)

Pro forma net income	$47,222

Pro forma earnings per share (unit):
Basic	$0.82

Diluted	$0.79

Weighted average common and common stock equivalent shares (units) outstanding:
Basic	57,909

Diluted	59,655

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’
AND STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2006 and 2007

				Common	Additional	Retained
	Class A	Class B	Common	Stock	Paid-In	Earnings
	Units	Units	Shares	Par Value	Capital	(Deficit)	Total
				(In thousands)

Balance at December 31, 2004	$10	$304,227	—	$—	$—	$15,248	$319,485
Conversion from LLC to a corporation	(10)	(304,227)	50,000	500	303,727	—	(10)
Public offering of common stock	—	—	12,000	120	144,960	—	145,080
Stock issuance costs	—	—		—	(1,818)	—	(1,818)
Stock-based compensation	—	—	2,155	22	8,119	—	8,141
Net income (loss)	—	—	—	—	—	(51,672)	(51,672)

Balance at December 31, 2005	—	—	64,155	642	454,988	(36,424)	419,206
Issuance of common shares	—	—	2,250	22	35,843	—	35,865
Stock issuance costs	—	—	—	—	(16)	—	(16)
Exercise of stock options	—	—	20	—	125	—	125
Tax benefit of stock option exercises	—	—	—	—	29	—	29
Stock-based compensation	—	—	9	—	6,377	—	6,377
Net income	—	—	—	—	—	55,024	55,024

Balance at December 31, 2006	—	—	66,434	664	497,346	18,600	516,610
Exercise of stock options	—	—	80	1	692	—	693
Tax benefit of stock option exercises	—	—	—	—	94	—	94
Stock-based compensation	—	—	(24)	—	8,373	—	8,373
Repurchase of common stock	—	—	(100)	(1)	(1,941)	—	(1,942)
Net income	—	—	—	—	—	78,670	78,670

Balance at December 31, 2007	$—	$—	66,390	$664	$504,564	$97,270	$602,498

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2006 and 2007

	2005	2006	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(51,672)	$55,024	$78,670
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	123,256	26,257	29,714
Depreciation, depletion and amortization	42,854	77,591	115,285
Impairments	590	1,632	344
Dry hole costs and lease impairments	2,353	14,070	29,053
Stock based compensation	5,634	6,377	8,373
Excess tax benefit from stock based compensation	—	(29)	(94)
Amortization of loan costs	141	243	348
Loss on sale of assets	89	—	—
Decrease in accounts receivable	(19,186)	(4,628)	(3,498)
Increase (decrease) in other current assets	(2,769)	(1,300)	2,682
Increase (decrease) in accounts payable and accrued expenses	30,360	3,172	(16,204)

Net cash provided by operating activities	131,650	178,409	244,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures and acquisitions	(185,998)	(247,705)	(211,483)
Deposits paid for offshore leases	—	—	(2,330)
Proceeds from sale of assets	160	—	—

Net cash used for investing activities	(185,838)	(247,705)	(213,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Comstock Resources	16,000	—	—
Repayments to Comstock Resources	(164,066)	—	—
Borrowings under bank credit facility	126,000	71,000	32,000
Repayments under bank credit facility	(57,000)	(40,000)	(52,000)
Redemption of Class A Units	(10)	—	—
Repurchase of common stock	—	—	(1,942)
Excess tax benefit from stock based compensation	—	29	94
Proceeds from issuance of common stock	145,080	35,990	693
Stock and debt issuance costs	(2,189)	(279)	(351)

Net cash provided by (used for) financing activities	63,815	66,740	(21,506)

Net increase (decrease) in cash and cash equivalents	9,627	(2,556)	9,354
Cash and cash equivalents, beginning of year	2,416	12,043	9,487

Cash and cash equivalents, end of year	$12,043	$9,487	$18,841

Cash paid for interest payments	$3,270	$6,627	$8,501

Cash paid (refunded) for income taxes	$1,600	$(435)	$12,325

The accompanying notes are an integral part of these statements.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Basis of Presentation

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

In December 1997, Comstock Offshore LLC (“Comstock Offshore”), an indirect wholly-owned subsidiary of Comstock Resources, Inc. (“Comstock”), acquired from Bois d’Arc Resources and other interest owners certain offshore oil and natural gas properties. Bois d’Arc was a predecessor in interest to Bois d’Arc Resources, Ltd., an entity owned by Gary W. Blackie and Wayne L. Laufer. In connection with the December 1997 acquisition, Comstock Offshore and Bois d’Arc established a joint exploration venture to explore for oil and natural gas in the Gulf of Mexico.

On July 16, 2004, Comstock Resources, Inc. (“Comstock”), Bois d’Arc Resources, Ltd. and Messrs. Blackie and Laufer formed Bois d’Arc Energy, LLC (“Bois d’Arc” or the “Company”) to replace a joint exploration venture. Bois d’Arc Resources, Ltd., Bois d’Arc Offshore, Ltd., and the other entities owned by Messrs. Blackie and Laufer and who are collectively referred to as “Bois d’Arc,” and certain participants in their exploration activities, who are collectively referred to as the “Bois d’Arc Participants,” and Comstock Offshore contributed to the Company substantially all of their Gulf of Mexico properties and assigned to the Company their related liabilities, including certain debt, in exchange for equity interests in the Company. The Bois d’Arc Participants and Comstock Offshore are collectively referred to as the “Bois d’Arc Energy Predecessors.”

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

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion to a corporation on May 10, 2005, Bois d’Arc Energy was jointly controlled and managed. There was an ongoing interest of both companies in the partnership and a sharing of management.

The Bois d’Arc Energy Predecessors commenced operations as a joint venture on December 9, 1997 with the formation of Comstock Offshore, its acquisition of certain oil and natural gas properties from a predecessor of Bois d’Arc and the establishment of the joint exploration venture. The Bois d’Arc Energy Predecessors combined their respective Gulf of Mexico offshore properties into Bois d’Arc Energy, a newly formed limited liability company until its conversion to a corporation on May 10, 2005. Comstock Offshore and Bois d’Arc conducted joint exploration activities continuously for seven and one-half years and had interests in the same offshore properties. The substance of the formation of the Company was that Comstock Offshore and the Bois d’Arc Participants pooled their separate interests in various properties for a single interest in an entity that holds all of their separate offshore properties. Management of the resulting joint venture was consistent with that in place during the term of the joint exploration venture. The Company was initially operated as a joint venture and the net assets of the predecessors were recorded at historical cost on the formation. On May 10, 2005 the Company was converted from a limited liability company to a corporation.

The accompanying consolidated financial statements reflect the consolidated results of the Company, including its financial position as of December 31, 2006 and 2007 and its results of operations and cash flows for the years ended December 31, 2005, 2006 and 2007.

(2)	Summary of Significant Accounting Policies

Accounting policies used by Bois d’Arc Energy reflect oil and gas industry practices and conform to accounting principles generally accepted in the United States of America.

Principles of Consolidation

The consolidated financial statements include the accounts of Bois d’Arc Energy and its wholly owned subsidiaries and a majority owned subsidiary which is controlled by Bois d’Arc Energy. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its undivided interest in properties using the proportionate consolidation method, whereby its share of assets, liabilities, revenues and expenses are included in its consolidated financial statements.

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

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short maturity of these instruments. The fair value of our floating rate bank credit facility approximates its carrying value.

Property and Equipment

Bois d’Arc Energy follows the successful efforts method of accounting for its oil and gas properties. Acquisition costs for proved oil and gas properties, costs of drilling and equipping productive wells and costs of unsuccessful development wells are capitalized and amortized on an equivalent unit-of-production basis over the life of the remaining related oil and natural gas reserves. Equivalent units are determined by converting oil to natural gas at the ratio of six barrels of oil for one thousand cubic feet of natural gas. Wells sharing common production platforms and facilities comprise the cost centers which are used for amortization purposes. The estimated future costs of dismantlement, restoration and abandonment are capitalized when asset retirement obligations are incurred and amortized as part of depreciation, depletion and amortization expense. Costs incurred to acquire oil and gas leases are capitalized. Unproved oil and natural gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and natural gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and natural gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and natural gas reserves. Exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

The Company assesses the need for an impairment of the costs capitalized for its oil and gas properties costs on a property or cost center basis. If impairment is indicated based on undiscounted expected future cash flows attributable to the property, then a provision for impairment is recognized to the extent that net capitalized costs exceed discounted expected future cash flows. Expected future cash flows are determined using estimated future prices based on market based forward prices applied to projected future production volumes. The projected production volumes are based on the property’s proved and risk adjusted probable oil and natural gas reserve estimates at the end of the period. The oil and natural gas prices used for determining asset impairments will generally differ from those used in the standardized measure of discounted future net cash flows because the standardized measure requires the use of actual prices on the last day of the period. In 2006 and 2007, Bois d’Arc Energy recognized impairments of $1.6 million and $0.3 million, respectively, of its oil and gas properties which primarily related to some minor valued fields where an impairment was indicated based on estimated future cash flows attributable to the fields’ estimated proved oil and natural gas reserves.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other property and equipment consists primarily of computer equipment and furniture and fixtures which are depreciated over estimated useful lives ranging from three to ten years on a straight-line basis.

Asset Retirement Obligations

The Company records a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, this liability is accreted up to the final retirement cost. Accretion of the discount is included as part of depreciation, depletion and amortization in the accompanying consolidated financial statements. Bois d’Arc Energy’s primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal

The following table summarizes the changes in Bois d’Arc Energy’s total estimated liability:

	2005	2006	2007
	(In thousands)

Beginning asset retirement obligations	$28,253	$35,034	$48,064
New wells placed on production and changes in estimates	5,276	12,493	(5,983)
Acquisition liabilities assumed	—	3,315	—
Liabilities settled	(422)	(5,111)	(75)
Accretion expense	1,927	2,333	3,088

Ending asset retirement obligations	$35,034	$48,064	$45,094

Segment Reporting

Bois d’Arc Energy operates in one business segment, the exploration and production of oil and natural gas in the Gulf of Mexico.

Major Purchasers

During the year ended December 31, 2007, the Company had one purchaser of its oil and natural gas production that individually accounted for 10% or more of total oil and gas sales. During 2007, this purchaser accounted for 89% of total oil and gas sales. For the year ended December 31, 2006, the Company had two purchasers who individually accounted for 68% and 26% of total oil and gas sales, respectively. For the year ended December 31, 2005 the Company had two purchasers who individually accounted for 49% and 33% of total oil and gas sales, respectively. The loss of any of the foregoing customers would not have a material adverse effect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Revenue Recognition and Gas Balancing

Bois d’Arc Energy utilizes the sales method of accounting for natural gas revenues whereby revenues are recognized at the time of delivery based on the amount of gas sold to purchasers. The amount of gas sold may differ from the amount to which the Company is entitled based on its revenue interests in the properties. Bois d’Arc Energy did not have any significant imbalance positions at December 31, 2005, 2006 or 2007.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Administrative Expense

General and administrative expense is reduced by operating fee income received by the Company, as follows:

	2005	2006	2007
	(In thousands)

General and administrative expense	$12,364	$15,856	$20,010
Operating fee income	(3,033)	(4,482)	(5,141)

General and administrative expense, net	$9,331	$11,374	$14,869

The operating fee income is a reimbursement of the Company’s general and administrative expense.

Stock-based Compensation

The Company follows the fair value based method prescribed in Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) in accounting for equity-based compensation. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized on a straight-line basis over the award vesting period. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective transition method and accordingly the financial results for periods prior to January 1, 2006 have not been adjusted. Prior to adopting SFAS 123R the Company followed the fair value based method prescribed in Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” for all periods beginning January 1, 2004. Because the Company previously recorded stock-based compensation using the fair value method, adoption of SFAS 123R did not have a significant impact on the Company’s net income or earnings per share for the year ended December 31, 2006.

Prior to adopting SFAS 123R, the Company presented all tax benefits of the deductions that resulted from stock-based compensation as cash flows from operating activities. SFAS 123R requires that excess tax benefits on stock-based compensation be recognized as a part of cash flows from financing activities. The Company had no excess tax benefits from stock-based compensation for the year ended December 31, 2005 and had $29,000 and $94,000 in excess tax benefits from stock-based compensation for the years ended December 31, 2006 and 2007, respectively, which have been included in cash flows from financing activities.

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

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, Bois d’Arc Energy considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2006 and 2007 the Company’s cash investments consisted of overnight Eurodollar deposits with a bank.

Earnings per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options, restricted stock or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options, restricted stock and other convertible securities that are potentially dilutive. Bois d’Arc Energy converted to a corporation and issued shares of common stock in its initial public offering in May 2005. Basic and diluted earnings per share for the year ended December 31, 2005 were determined based upon the Company’s assumption that the shares issued for the converted units were outstanding from Inception. Basic and diluted earnings per share for 2005, 2006 and 2007 were determined as follows:

	2005
	Income	Shares		Per Share	2006			2007
	(Loss)	(Units)(1)		(Units)(1)	Income	Shares	Per Share	Income	Shares	Per Share
	(In thousands except per share data)

Basic Earnings Per Share:
Net Income	$(51,672)	57,909		$(0.89)	$55,024	63,391	$0.87	$78,670	65,392	$1.20

Diluted Earnings Per Share:
Net income	$(51,672)	57,909		$(0.89)	$55,024	63,391	$0.87	$78,670	65,392	$1.20
Effect of dilutive securities:
stock grants and stock options	—	—	(2)		—	1,887		—	1,832

Net income	$(51,672)	57,909		$(0.89)	$55,024	65,278	$0.84	$78,670	67,224	$1.17

(1)	LLC Units were converted to equivalent common shares as if the Company’s conversion to a corporation had occurred at Inception.
(2)	For the year ended December 31, 2005, 1,746 equivalent shares relating to stock grants and options were anti-dilutive to the net loss and excluded from the computation.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options and warrants to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	2005	2006	2007
	(In thousands
	except per share data)

Weighted average anti-dilutive stock options	27	124	495
Weighted average exercise price	$15.55	$16.50	$16.19

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value. SFAS 157 will be effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007, and will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of the adoption of this statement on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”) which requires measurements based on fair value as determined under the provisions of SFAS 157 and is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R will impact the accounting and disclosures for any business combinations the Company engages in after January 1, 2009. However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

(3)	Acquisitions

During 2006, the Company acquired interests in certain producing oil and gas properties for approximately $18.1 million in cash. Proved oil and reserves associated with these purchases were 6.7 Bcfe.

(4)	Bank Credit Facility

The Company has a $350.0 million bank credit facility with The Bank of Nova Scotia and several other banks. Borrowings under the credit facility are limited to a borrowing base which is re-determined semi-annually based on the banks’ estimates of the future net cash flows of the Company’s oil and natural gas properties. The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group. The borrowing base was $350.0 million as of December 31, 2007, of which $270.0 million was available. The credit facility matures on May 11, 2009. Borrowings under the credit facility bear interest at the Company’s option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base. A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Indebtedness under the credit facility is secured by substantially all of the Company’s and its subsidiaries’ assets, and all of the Company’s subsidiaries are guarantors of the indebtedness. The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets (plus availability under the credit facility) to current liabilities of one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion and amortization, exploration and impairment expense of 2.5 to one. The credit facility requires the Company to maintain a lien in favor of the lenders on properties representing at least 80% of the total value of the Company’s proved reserves (which amount increases to 95% upon the occurrence of an event of default). The Company was in compliance with these covenants as of December 31, 2007.

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

On August 31, 2006, the Company completed the sale of 2,250,000 shares of Common Stock to Comstock for $35.9 million. The private offering was priced at $15.94 per share, the closing market price as of August 25, 2006. Proceeds from the sale were used to fund an acquisition of oil and gas properties and the Company’s drilling program. Following completion of this sale, Comstock owned approximately 49.5% of the Company’s shares of Common Stock.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007 the board of directors approved a repurchase plan providing for repurchases of up to $100.0 million of Common Stock. During 2007, the Company repurchased 100,000 shares of Common Stock in open market purchases at an average purchase price of $19.42 per share.

(6)	Long-term Incentive Plan

On July 16, 2004, the Company’s unit holders approved the 2004 Long-term Incentive Plan for management including officers, directors, employees and consultants. The plan was amended and restated on May 11, 2005 to reflect the Company’s conversion to a corporation (as restated, the “Incentive Plan”). The Incentive Plan authorizes the grant of non-qualified options to purchase shares of Common Stock and the grant of restricted shares of Common Stock. The options under the Incentive Plan have contractual lives of up to ten years and become exercisable after lapses in vesting periods ranging from one to five years from the grant date. The Incentive Plan provides that awards in the aggregate cannot exceed 11% of the total outstanding shares of Common Stock of the Company. The Company recognized $5.6 million, $6.4 million and $8.4 million for the years ended December 31, 2005, 2006 and 2007, respectively, in stock-based compensation expense within general and administrative expenses. Stock-based compensation in 2007 includes $1.7 million for the acceleration in vesting in connection with the retirement of the Company’s former chief executive officer in November, 2007.

Stock Options.  The Company amortizes the fair value of stock options granted over the vesting period using the straight-line method. The fair value of each award is estimated as of the date of grant using the Black-Scholes options pricing model. Total compensation expense recognized for all outstanding stock options for the years ended December 31, 2005, 2006 and 2007 was $2.7 million, $3.4 million and $4.4 million, respectively.

The following table summarizes the valuation assumptions for stock options for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007

Weighted average grant date fair value	$7.63	$9.63	$6.17
Weighted average assumptions used:
Expected volatility	37.0%	39.5%	36.4%
Expected lives	8.5 yrs.	9.8 yrs.	4.5 yrs.
Risk-free interest rates	4.2%	5.5%	4.9%
Expected dividend yield	—	—	—

The expected volatility for grants after the Company’s initial public offering in 2005 is calculated using an analysis of historical volatility of the Company’s common stock. The risk-free interest rates are determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information related to stock options outstanding at December 31, 2007:

	Weighted Average	Number of	Number of
Exercise	Remaining Life	Options	Options
Price	(in years)	Outstanding	Exercisable

$6.00	5.8	2,686,000	1,798,000
$12.00	7.4	10,500	1,500
$12.80	2.4	25,000	25,000
$12.88	9.2	30,000	—
$14.23	8.5	40,000	8,000
$15.55	7.6	182,500	8,500
$15.62	8.5	40,000	8,000
$16.47	7.8	172,500	27,000
$16.68	8.9	205,500	—
$16.75	8.6	30,000	6,000

$8.11	6.3	3,422,000	1,882,000

The following tables summarize information related to stock option activity under the Incentive Plan for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	2,800,000	$6.00	3,105,000	$6.84	3,350,500	$7.70
Granted	305,000	$14.60	364,000	$16.02	258,500	$16.24
Exercised	—		(19,500)	$6.46	(80,000)	$8.66
Forfeited	—		(99,000)	$11.65	(107,000)	$14.51

Outstanding at December 31,	3,105,000	$6.84	3,350,500	$7.70	3,442,000	$8.11

Vested and Exercisable at December 31,	560,000	$6.00	1,139,000	$6.24	1,882,000	$6.40

	2005	2006	2007
	(In thousands)

Cash received for options exercised	$—	$125	$693
Actual tax benefit realized	$—	$172	$731

As of December 31, 2007, total unrecognized compensation cost related to unvested options of $7.0 million was expected to be recognized over a period of 4.9 years. Options granted in 2005, 2006 and 2007 were granted with exercise prices equal to the closing prices of the Company’s common stock on the respective dates of grant and, therefore, had no intrinsic value on such grant dates. The aggregate intrinsic value of options outstanding at December 31, 2007 was $40.2 million based on the closing price for the Company’s common stock on December 29, 2007. The aggregate intrinsic value of vested Bois d’Arc Energy options was $25.3 million on December 31, 2007. The total intrinsic value of options exercised for the year ended December 31, 2006 and 2007 were $0.2 million and $0.7 million, respectively. There were no options exercised prior to 2006.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Grants.  The Company amortizes the grant date fair value of the restricted shares over the vesting period using the straight-line method. Total compensation cost recognized for restricted stock grants was $2.9 million, $3.0 million and $4.0 million for the years ended December 31, 2005, 2006 and 2007, respectively. A summary of restricted stock activity under the Incentive Plan for the years ended December 31, 2005, 2006 and 2007 is presented below:

	Number of	Weighted
	Restricted	Average Grant
	Shares (Units)	Price

Outstanding at January 1, 2005	2,145,000	$6.80
Granted	10,000	$12.00
Vested	(429,000)	$6.80

Outstanding at December 31, 2005	1,726,000	$6.83
Granted	25,000	$15.48
Vested	(429,000)	$6.80
Forfeited	(16,000)	$10.05

Outstanding at December 31, 2006	1,306,000	$6.97
Vested	(632,000)	$6.80
Forfeited	(24,000)	$14.03

Outstanding at December 31, 2007	650,000	$6.80

Total unrecognized compensation cost related to unvested restricted stock of $4.4 million as of December 31, 2007, is expected to be recognized over a period of 1.5 years. The fair value of restricted stock which vested during 2005, 2006 and 2007 was $6.1 million, $6.8 million and $11.6 million, respectively.

(7)	Retirement Plan

Bois d’Arc Energy has a 401(k) profit sharing plan which covers all of its employees. At its discretion, the Company may match a certain percentage of the employees’ contributions to the plan. Bois d’Arc Energy’s matching contributions to the plan were $32,000, $41,000 and $84,000 in 2005, 2006 and 2007, respectively.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Commitments and Contingencies

Commitments

The Company rents office space under a noncancelable lease that expires on April 30, 2012. Rent expense for 2005, 2006 and 2007 was $286,000, $358,000 and $380,000, respectively. Minimum future payments under the lease are as follows:

(In thousands)

2008	$397
2009	418
2010	436
2011	453
2012	136
Thereafter	—

$1,840

Bois d’Arc Energy has commitments to acquire seismic data totaling $8.3 million through December 2008. As of December 31, 2007, the Company has commitments for contracted drilling rigs of $10.7 million through April 2008.

Contingencies

From time to time, Bois d’Arc Energy is involved in certain litigation that arises in the normal course of its operations. The Company does not believe the resolution of these matters will have a material effect on the Company’s financial position or results of operations.

(9)	Related Party Transactions

In connection with the formation of the Company, Comstock provided a revolving line of credit to Bois d’Arc Energy with a maximum outstanding amount of $200.0 million. Approximately $152.4 million was borrowed on the line of credit to repay the liabilities assigned to the Company at its formation, including the $83.2 million payable to Comstock, $13.5 million of advances made by Comstock Offshore and Bois d’Arc under the joint exploration venture and $55.7 million to refinance the bank loan and other obligations of the Bois d’Arc Participants. Borrowings under the credit facility bore interest at the Company’s option at either LIBOR plus 2% or the base rate (which is the higher of the prime rate or the federal funds rate) plus 0.75%. Interest expense of $2.7 million was charged by Comstock under the credit facility in 2005. Borrowings outstanding under this credit facility were repaid using proceeds from the Company’s initial public offering in 2005.

An entity owned by the spouse of the Company’s former chief executive officer provided accounting services to Bois d’Arc under a service agreement. In connection with the formation of Bois d’Arc Energy, this agreement was terminated which resulted in a termination fee of $1.2 million that was payable in monthly installments over a two year period that commenced in October 2004 and ended in September 2006. Subsequent to the formation of Bois d’Arc Energy, this entity performed services for the Company under a new consulting agreement. The Company paid $173,000 and $28,000 for such services in 2005 and 2006, respectively.

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bois d’Arc Energy has a service agreement with Comstock pursuant to which Comstock provides accounting services to the Company. The Company paid Comstock $150,000 in 2005 and $60,000 in each of 2006 and 2007 under this service agreement.

The Company entered into a consulting agreement with its former chief executive officer in connection with his retirement in November 2007. The agreement is for a one year term and the total amount to be paid under this contract is $600,000.

(10)	Oil and Gas Producing Activities

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred for oil and gas property acquisition, development and exploration activities:

Capitalized Costs

	As of December 31,
	2006	2007
	(In thousands)

Proved properties	$1,163,737	$1,331,925
Unproved properties	9,511	13,076
Accumulated depreciation, deletion and amortization	(348,643)	(460,606)

	$824,605	$884,395

Costs Incurred

	2005	2006	2007
	(In thousands)

Property acquisitions:
Proved properties	$—	$20,091	$—
Unproved properties	5,159	2,979	8,913
Development costs	124,139	103,254	102,661
Exploration costs	77,750	133,620	96,219

	$207,048	$259,944	$207,793

(11)	Income Taxes

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

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is an analysis of the consolidated income tax expense:

	2005	2006	2007
	(In thousands)

Current	$2,552	$4,955	$13,717
Deferred	123,256	26,257	29,714

	$125,808	$31,212	$43,431

In 2005, 2006 and 2007, Bois d’Arc Energy’s effective tax rate was 169.7%, 36.2% and 35.6%, respectively. The reconciliation of the provision computed at the effective tax rate of 35% to the amount computed by applying the statutory rate to income before provision for income taxes is as follows:

	2005	2006	2007
	(In thousands)

Income tax provision at the federal statutory rate of 35%	$25,948	$30,183	$42,735
Benefit for period not taxed as an entity	(9,039)	—	—
Deferred taxes recognized upon conversion to a taxable entity	108,199	—	—
Nondeductible stock-based compensation	700	1,019	1,385
Other	—	10	(689)

	$125,808	$31,212	$43,431

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

The following table presents the computation of the pro forma income tax expense:

Year Ended
December 31,
2005
(In thousands)

Income before income taxes	$74,136
Effective pro forma income tax rate	36%

Pro forma income tax expense	$26,914

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of significant temporary differences representing the net deferred tax liability at December 31 were as follows:

	2006	2007
	(In thousands)

Noncurrent deferred tax assets (liabilities):
Property and equipment	$(154,763)	$(185,507)
Stock based compensation	2,539	3,900
Other assets	265	—
Other liabilities	—	(60)

Net noncurrent deferred tax liability	$(151,959)	$(181,667)

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas, and Louisiana, where it operations, as “major” tax jurisdictions. The Company’s federal income tax returns for the years subsequent to December 31, 2004 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for periods subsequent to December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. Interest and penalties resulting from audits by tax authorities have been immaterial and are included in the provision for income taxes in the consolidated statements of operations.

(12)	Supplementary Quarterly Financial Data (Unaudited)

	2006
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$61,833	$59,607	$66,996	$66,274	$254,710

Income from operations	$27,228	$24,086	$20,041	$20,650	$92,005

Net income	$16,781	$14,783	$11,584	$11,876	$55,024

Net income per share (unit):
Basic	$0.27	$0.24	$0.18	$0.18	$0.87

Diluted	$0.26	$0.23	$0.18	$0.18	$0.84

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth	Total
	(In thousands, except per share amounts)

Total oil and gas sales	$76,182	$91,046	$87,987	$100,245	$355,460

Income from operations	$20,452	$29,149	$35,041	$45,439	$130,081

Net income	$11,873	$17,431	$21,229	$28,137	$78,670

Net income per share:
Basic	$0.18	$0.27	$0.32	$0.43	$1.20

Diluted	$0.18	$0.26	$0.32	$0.42	$1.17

(13)	Oil and Gas Reserves Information (Unaudited)

Set forth below is a summary of the changes in Bois d’Arc Energy’s net quantities of crude oil and natural gas reserves for the years ended December 31, 2005, 2006 and 2007:

	2005		2006		2007
	Oil	Gas	Oil	Gas	Oil	Gas
	(MBbls)	(MMcf)	(MBbls)	(MMcf)	(MBbls)	(MMcf)

Proved Reserves:
Beginning of year	18,732	192,935	19,530	205,986	20,425	221,463
Revisions of previous estimates	(969)	(22,043)	(221)	1,875	(1,405)	25,266
Extensions and discoveries	2,922	49,990	1,934	33,454	1,485	29,587
Purchases of minerals in place	—	—	565	3,331	—	—
Improved recovery	—	—	—	—	5,798	6,004
Production	(1,155)	(14,896)	(1,383)	(23,183)	(1,671)	(32,186)

End of year	19,530	205,986	20,425	221,463	24,632	250,134

Proved Developed Reserves:
Beginning of year	14,278	167,730	15,316	175,838	15,636	183,003

End of year	15,316	175,838	15,636	183,003	17,390	189,249

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the standardized measure of discounted future net cash flows relating to proved reserves at December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(In thousands)

Cash Flows Relating to Proved Reserves:
Future Cash Flows	$3,234,675	$2,506,965	$4,146,589
Future Costs:
Production	(313,342)	(439,122)	(591,581)
Development and Abandonment	(169,238)	(236,995)	(340,846)
Future Income taxes	(920,987)	(319,142)	(596,511)

Future Net Cash Flows	1,831,108	1,511,706	2,617,651
10% Discount Factor	(548,683)	(430,695)	(836,362)

Standardized Measure of Discounted Future
Net Cash Flows	$1,282,425	$1,081,011	$1,781,289

The following table sets forth the changes in the standardized measure of discounted future net cash flows relating to proved reserves for the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(In thousands)

Standardized Measure, Beginning of period	$996,724	$1,282,425	$1,081,011
Net Change in Sales Price, Net of Production Costs	687,692	(750,583)	563,281
Development Costs Incurred During the Period Which Were Previously Estimated	28,319	43,736	78,385
Revisions of Quantity Estimates	(162,481)	2,304	102,373
Accretion of Discount	99,672	192,803	131,712
Changes in Future Development and Abandonment Costs	(22,674)	(44,955)	(91,296)
Extensions, Discoveries and Improved Recovery	475,944	206,676	476,080
Purchases of Reserves in Place	—	16,527	—
Sales, Net of Production Costs	(147,347)	(201,310)	(296,619)
Changes in Timing of Production	(27,815)	(76,112)	(84,488)
Net Changes in Income Taxes	(645,609)	409,500	(179,150)

Standardized Measure, End of period	$1,282,425	$1,081,011	$1,781,289

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

BOIS d’ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bois d’Arc Energy’s average year-end prices used in the reserve estimates were as follows:

	2005	2006	2007

Crude Oil (Per Barrel)	$57.92	$59.29	$94.64
Natural Gas (Per Mcf)	$10.21	$5.85	$7.26

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.