Form 10-K/A
period 2007-12-31
Bois d Arc Energy, Inc.
filed 2008-04-29
CIK 1304069

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

As of April 29, 2008, there were 66,449,000 shares of common stock outstanding.

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the common stock on the New York Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), was $304.2 million.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to amend and supplement the following items of Part III of the Report to read in their entirety as follows:

ITEM 10.	Directors, Executive Officers and Corporate Governance
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Executive Compensation
ITEM 12.	Stockholder Matters
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
ITEM 14.	Principal Accountant Fees and Services

As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K and are not updated or amended. All information contained in this Amendment No. 1 and the Form 10-K is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission, or SEC, subsequent to the filing of the Form 10-K.

BOIS d’ARC ENERGY, INC.

AMENDMENT No. 1
to

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2007

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors, Executive Officers and Other Management

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position

M. Jay Allison	52	Chairman of the Board of Directors
Gary W. Blackie	59	Chief Executive Officer, President and Director
Roland O. Burns	48	Senior Vice President, Chief Financial Officer, Secretary and Director
Greg T. Martin	46	Chief Operating Officer
John L. Duvieilh	47	Director
D. Michael Harris	61	Director
Wayne L. Laufer	62	Director
David K. Lockett	53	Director
Cecil E. Martin, Jr.	66	Director
David W. Sledge	51	Director

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

Greg Martin was appointed Chief Operating Officer in January 2008 and previously was our Vice President of Operations since our formation in 2004. Mr. Martin joined the predecessor to our company in July 1998 as a petroleum engineer responsible for all engineering activities. He earned a B.S. in Petroleum and Natural Gas Engineering from Pennsylvania State University in 1984. Mr. Martin has worked for Amerada Hess and Newfield Exploration prior to coming to Bois d’Arc.

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

There are no family relationships among any of our officers or directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file with the Commission and the New York Stock Exchange (the “NYSE”) initial reports of ownership of our common stock and other equity securities, and reports of certain transactions in our securities. Such persons are required by the Commission regulations to furnish us with copies of all Section 16(a) forms they file. The Commission regulations require us to identify anyone who filed a required report late during the most recent fiscal year. Based upon a review of these records and amendments thereto, all of these filing requirements for 2007 were timely met.

Code of Ethics

We have a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees as required by New York Stock Exchange rules. We also have a Code of Ethics for Senior Financial Officers that is applicable to our Chief Executive Officer and senior financial officers. Both the Code of Business Conduct and Ethics and Code of Ethics for Senior Financial Officers may be found on our website at www.boisdarcenergy.com. Both of these documents are also available, without charge, to any stockholder upon request to: Bois d’Arc Energy, Inc., Attn: Investor Relations, 600 Travis Street, Suite 5200, Houston, TX 75002. We intend to disclose any amendments or waivers to these codes that apply to our Chief Executive Officer and senior financial officers on our website in accordance with applicable SEC rules.

Stockholder Proposals

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The Audit Committee

The primary responsibility of the audit committee is to assist the Board of Directors in overseeing management and the independent registered public accounting firm in fulfilling their responsibilities in the financial reporting process of our company. The members of the audit committee are Messrs. Martin (Chairman) and Sledge and Dr. Harris.

The Board of Directors, in its reasonable business judgment, has determined that all three members of the audit committee are independent under the listing standards of the NYSE and the rules of the Commission. In addition, the Board of Directors has determined that Mr. Martin is an “audit committee financial expert,” as such term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the Commission. Mr. Martin serves on the audit committees of more than three public companies, and the Board of Directors has determined that such service by Mr. Martin does not impair his ability to effectively serve on our audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview and Objectives of Bois d’Arc’s Executive Compensation Program

Our Compensation Committee has responsibility for establishing and administering the compensation objectives, polices and plans for our executive officers. Both the compensation program and each executive officer’s compensation are approved by the Compensation Committee.

The Compensation Committee bases its decisions concerning specific compensation elements and total compensation paid or awarded to our officers on several different objectives, which include:

•	Encouraging both short-term and long-term performance focus, promoting stockholder value through strategic business decisions and achievement of performance objectives;
•	Providing compensation that is competitive with compensation in a broad group of companies that are similar in size to us and are in similar markets for executive talent;
•	Providing incentive compensation intended to vary with our performance, while appropriately moderating the impact of the cyclical nature of our business; and
•	Facilitating ownership of our common stock by our executive officers through stock-based incentives so that management’s interests are closely aligned with those of stockholders in terms of both risk and reward.

Compensation Components

The primary component of compensation for our three executive officers — Mr. Allison, Chairman; Mr. Blackie, President and Chief Executive Officer; and Mr. Burns, Chief Financial Officer were stock-based awards made in connection with our formation. Each of our executive officers received restricted stock awards of 500,000 shares and non-qualified stock options to purchase 500,000 shares of our stock at $6.00 per share. These stock-based awards vest 20% per year with service to the Company. Mr. Blackie receives a base salary and an annual bonus. Mr. Allison and Mr. Burns do not receive any cash compensation from the Company. Other officers and employees of the Company, including Greg T. Martin, our Chief Operating Officer, receive a base salary, an annual cash bonus, stock-based awards and participation in the Bois d’Arc Energy Overriding Royalty Incentive Plan. Mr. Martin also received restricted stock awards of 25,000 shares and non-qualified stock options to purchase 175,000 shares of our stock at $6.00 per share in connection with our formation. Messrs. Blackie and Martin have employment agreements providing for post-termination compensation in certain circumstances. The Compensation Committee has not established formal policies or guidelines with respect to the mix of base salary, annual cash bonus and stock-based awards to be paid or awarded to our officers and employees. In general, the Compensation Committee believes that a greater percentage of the compensation for the executive officers and other senior members of management should be stock-based awards to align their interests with those of our stockholders. The increases in salary, bonus and stock-based compensation in 2007 reflect our improved financial and operating results during the year.

Base Salary

In 2007, base salaries for our officers and employees were based upon the individual’s responsibilities, experience and expected performance, taking into account among other things, the individual’s initiative, contributions to our overall performance, managerial ability and handling of special projects. These same factors are applied to establish base salaries for other key management employees. Base salaries for all of our officers generally are reviewed annually for possible adjustment. The Chief Executive Officer recommends the base salary for all employees. The Compensation Committee reviews the recommendations made by the Chief Executive Officer and approves them or adjusts them as they deem appropriate.

Bonuses

All of our full time employees participate in an annual bonus plan based upon the individual’s performance and designed to reward positive short-term performance. The Chief Executive Officer recommends the annual bonus for each employee. The Compensation Committee reviews the recommendations by the Chief Executive Officer and approves or adjusts them as they deem appropriate. In 2007, we paid cash bonuses to our employees in June 2007 and also in January 2008 at the end of our strategic alternatives process. Total bonuses paid were $2,785,000.

In addition to the annual cash bonuses, we periodically pay signing bonuses to new employees that are hired. The signing bonus is designed to compensate the new employee for compensation that will not be earned from the employee’s previous employer and otherwise as a recruitment incentive. In 2007 we paid a signing bonus to one new employee.

Stock-Based Awards

Our executive officers and other employees are eligible to receive stock-based awards under the Long-term Incentive Plan. The objectives of the plan are to attract and retain key employees, to motivate them to achieve long-range goals and to reward individual performance. Because employees’ compensation from stock-based awards is based on our stock price performance, the Compensation Committee believes stock-based awards create a strong incentive to improve long-term financial performance and increase stockholder value. Factors used to set the range of stock-based awards granted include management’s and the Compensation Committee’s perception of the incentive necessary to motivate individuals to join the company, the stock-based incentives provided by peer companies, and the role and impact of the various management levels in achieving key strategic results. Awards in 2007 under the long-term incentive plan included stock option grants to purchase 203,500 shares. The initial grants of stock-based awards vest 20% per annum over a period of five years. Subsequent grants made after the initial grant vest five years from the date of the awards. The Compensation Committee has determined that the five year vesting schedule for stock-based awards, which combines the individual’s initial award which vests 20% per year over a five year period with subsequent awards which vest one year out from the last vesting date, enhances the retention value of these awards. Stock-based awards are forfeited if such individuals do not remain employees for the vesting period. We have not set the grant date of stock options in coordination with the release of material nonpublic information, and the Compensation Committee has not delegated to any other person any aspect of the administration of the Long-term Incentive Plan.

Retirement of Wayne Laufer

Mr. Wayne Laufer retired as our Chief Executive Officer in November, 2007. As provided in his employment agreement, all of Mr. Laufer’s stock options and stock grants vested upon his retirement at age 62 and the cost attributable to this accelerated vesting is included as part of the compensation expense reported in the compensation tables presented herein. Mr. Laufer is also receiving continuation of medical and dental insurance benefits for a period of eighteen months subsequent to his retirement. The Company has entered into a management consulting agreement with Mr. Laufer for a period of one year following his retirement with a total contract value of $600,000.

Overriding Royalty Interest Incentive Plan

We established the Overriding Royalty Interest Incentive Plan at our inception to attract and retain well-qualified geologists and to provide incentive compensation competitive with those of other similarly situated companies. Our executive officers are not allowed to participate in this plan. For exploratory prospects that we generate or participate in we retain 2% of the revenue interest for this plan. This interest is reduced proportionally to our interest if we participate in an exploratory prospect of another company. Of the overriding royalty interest assigned to the plan, 1.1% of the 2.0% has been allocated and assigned to Mr. Martin and the generating and contributing geologists. The remaining 0.9% of the 2.0% overriding royalty interest is assigned to an employee pool which is awarded on an annual basis to all our employees, other than those receiving direct assignments and our executive officers.

Employment and Change of Control Agreements

We have employment agreements with Messrs. Blackie and Martin. These agreements include separate provisions wherein Messrs. Blackie and Martin will receive certain prescribed benefits based upon changes in their employment status or in the event of a change in control. We also have change of control agreements with Messrs. Allison and Burns which provide for the immediate vesting of their stock option and stock grant awards in the event of a change in control. The Committee believes that it is in our best interests as well as the best interests of our stockholders to offer such benefits to these executive officers. We compete for talent in a highly competitive market in which companies routinely offer similar benefits to senior executives. The Committee believes that providing change of employment and change in control benefits to senior executives eliminates, or at least reduces, any reluctance of senior management to pursue potential change in control transactions that may be in the best interests of stockholders. In addition, the income security provided by competitive change in control arrangements helps eliminate any distraction caused by uncertain financial personal circumstances during the negotiations of a potential change in control transaction, a period during which we will require focused and thoughtful leadership to ensure a successful outcome.

The change in control provisions of the employment agreements provide certain specified benefits in the event of a “change in control” which is defined to include a variety of events, including significant changes in stock ownership, changes in our Board of Directors, certain mergers and consolidations, and the sale or disposition of all or substantially all of our consolidated assets.

Other Benefits

All of our full time employees, including Messrs. Blackie and Martin receive medical, group life insurance and other benefits including matching contributions under our 401(k) plan that are available generally to all of our salaried employees. We have no defined benefit retirement benefit plans for any of our employees.

Limitation on Income Tax Deduction for Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the corporate income tax deduction for compensation paid to each executive officer shown in the summary compensation table in the proxy statement of a public company to $1 million, unless the compensation is “performance-based compensation” and qualifies under certain other exceptions. Our policy is primarily to design and administer compensation plans which support the achievement of long-term strategic objectives and enhance shareholder value. Where it is consistent with our compensation philosophy, the Compensation Committee will also attempt to structure compensation programs that are tax-advantageous to us. Awards of stock options under the Long-term Incentive Plan qualify as “performance based compensation.” The restricted stock awards and our cash compensation do not qualify.

Summary Compensation Table

The Summary Compensation Table reflects the elements of compensation earned by our named executives under our executive compensation programs for 2007.

Salary ($): Values shown represent the base salary earnings of the named executives for 2007.

Bonus ($): Values reflect the cash bonus earned by the named executives in 2007.

Stock Awards ($): This column represents compensation expense related to restricted stock grants recorded in our income statement for 2007 as determined in accordance with Statement of Financial Accounting Standards 123R and discussed in note 6 to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.

Option Awards ($):  This column represents compensation expense related to stock option grants recorded in our income statement for 2007 as determined in accordance with Statement of Financial Accounting Standards 123R and discussed in note 6 to our consolidated financial statements included in our 2007 annual report filed on Form 10-K.

All Other Compensation ($):  This column represents the value of the additional benefits provided by us that includes the employer match under our 401-K plan, and for non-executive officers distributions from our Overriding Royalty Interest Incentive Plan.

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards	Compensation(3)(4)(5)	Total

M. Jay Allison(1)	2007	—	—	$680,000	$454,751	—	$1,134,750
Chairman of the Board	2006	—	—	$680,000	$455,320	—	$1,135,320

Gary W. Blackie(2)	2007	$380,000	$250,000	$680,000	$454,751	—	$1,764,750
Chief Executive Officer	2006	$360,000	—	$680,000	$455,320	—	$1,495,320
and President

Wayne L. Laufer(2)	2007	$346,667	—	$1,725,151	$1,156,390	$50,000	$3,278,208
Retired Chief Executive	2006	$360,000	—	$680,000	$455,320	—	$1,495,320
Officer

Roland O. Burns	2007	—	—	$680,000	$454,751	—	$1,134,750
Senior Vice President and	2006	—	—	$680,000	$455,320	—	$1,135,320
Chief Financial Officer

Greg T. Martin	2007	$232,500	$400,000	$34,000	$324,040	$99,127	$1,089,667
Chief Operating Officer	2006	$212,500	$120,000	$34,000	$268,389	$6,884	$641,773

(1)	Mr. Allison’s only office with Bois d’Arc is as Chairman of the Board of Directors.
(2)	Mr. Laufer retired as our Chief Executive Officer effective November 30, 2007 and Mr. Blackie assumed the additional responsibilities of Chief Executive Officer upon Mr. Laufer’s retirement.
(3)	The value of all perquisites provided to each executive officer by us did not exceed $10,000 for 2007 and therefore no perquisites are included in this table.
(4)	This amount represents matching contributions under our 401(K) profit sharing plan and distributions from the Overriding Royalty Interest Incentive Plan. Payments under the Overriding Royalty Interest Incentive Plan totaled $92,377 and $5,634 in 2007 and 2006, respectively, for Mr. Martin.
(5)	Includes payments to Mr. Laufer pursuant to the management consulting agreement executed upon his retirement in November 2007.

Grants of Plan-Based Awards in 2007

The following table sets forth certain information with respect to the value of grants of stock-based awards to our named executives during 2007.

Stock Option Awards
		Number of	Exercise or
		Securities	Base Price of	Grant Date Fair
Name and		Underlying	Stock Option	Value of Stock
Principal Position	Grant Date	Options(#)	Awards	Option Awards(1)

M. Jay Allison Chairman of the Board	—	—	—	—

Gary W. Blackie(2) Chief Executive Officer and President	—	—	—	—

Wayne L. Laufer Retired Chief Executive Officer	—	—	—	—

Roland O. Burns Senior Vice President and Chief Financial Officer	—	—	—	—

Greg T. Martin Chief Operating Officer	May 22, 2007	35,000	$16.68	$221,494

(1)	Assumptions used to compute the grant date fair value of stock option awards appear in note 6 to our consolidated financial statements in our 2007 annual report filed on Form 10-K.

Outstanding Equity Awards at December 31, 2007

The following table sets forth certain information with respect to the value of outstanding equity awards held by our named executives at December 31, 2007.

	Stock Option Awards						Stock Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying				Number of Shares		Market Value of
	Unexercised		Unexercised		Option	Option	of Stock That		Shares of Stock
Name and	Options -		Options -		Exercise	Expiration	Have Not		That Have Not
Principal Position	Exercisable (#)		Unexercisable (#)		Price	Date	Vested (#)		Vested(2)

M. Jay Allison	300,000	(3)	200,000	(3)	$6.00	June 30, 2014	200,000	(7)	$3,970,000
Chairman of the Board

Gary W. Blackie(1)	300,000	(3)	200,000	(3)	$6.00	June 30, 2014	200,000	(7)	$3,970,000
Chief Executive Officer and President

Wayne L. Laufer(1)	500,000		—		$6.00	June 30, 2014	—		—
Retired Chief Executive Officer

Roland O. Burns	300,000	(3)	200,000	(3)	$6.00	June 30, 2014	200,000	(7)	$3,970,000
Senior Vice President and Chief Financial Officer

Greg T. Martin	105,000	(3)	70,000	(3)	$6.00	June 30, 2014	10,000	(7)	$198,500
Chief Operating Officer			35,000	(4)	$15.55	June 30, 2015
			35,000	(5)	$16.47	July 1, 2016
			35,000	(6)	$16.68	July 1, 2017

(1)	Mr. Laufer retired as our Chief Executive Officer effective November 30, 2007 and Mr. Blackie assumed the additional responsibilities of Chief Executive Officer upon Mr. Laufer’s retirement.
(2)	Market value based on the closing price for our common stock on the last trading day of 2007 of $19.85 per share.
(3)	These stock option grants vest 20% on each of July 16, 2005, 2006, 2007, 2008 and 2009.
(4)	These stock option grants vest on July 1, 2010.
(5)	These stock option grants vest on July 1, 2011.
(6)	These stock option grants vest in July 2012.
(7)	One half of these stock grants vest on each of July 16, 2008 and 2009.

Option Exercises and Stock Vested in 2007

The following table sets forth certain information with respect to the value of stock options exercised and restricted shares which vested during the year ended December 31, 2007.

	Stock Option Awards		Stock Awards
	Number of Shares		Number of
Name and	Acquired on	Value Realized	Shares Acquired	Value Realized
Principal Position	Exercise (#)	on Exercise	on Vesting (#)	on Vesting

M. Jay Allison Chairman of the Board	—	—	100,000	$1,780,000

Gary W. Blackie(1) Chief Executive Officer and President	—	—	100,000	$1,780,000

Wayne L. Laufer(1)(2) Retired Chief Executive Officer	—	—	300,000	$5,700,000

Roland O. Burns Senior Vice President and Chief Financial Officer	—	—	100,000	$1,780,000

Greg T. Martin Chief Operating Officer	—	—	5,000	$89,000

(1)	Mr. Laufer retired as our Chief Executive Officer effective November 30, 2007 and Mr. Blackie assumed the responsibilities of Chief Executive Officer upon Mr. Laufer’s retirement.
(2)	Includes accelerated vesting of stock grants concurrent with Mr. Laufer’s retirement in November 2007.

Potential Payments Upon Termination

We have entered into employment agreements with Gary W. Blackie, our Chief Executive Officer and President, and Greg T. Martin, our Chief Operating Officer. Under the agreements, we are required to provide compensation to these officers in the event we terminate the executive’s employment without cause or the executive terminates his employment with good reason, including assignment of duties inconsistent with his position or requiring him to be based at any other location. The agreements provide that the base salary for Mr. Blackie will be no less than $435,000 and the base salary for Mr. Martin will be no less than $300,000. If Mr. Blackie or Mr. Martin dies, their agreements provide for payment of six months of annualized total compensation. The agreements provide for the payment of severance benefits if the executive is terminated by us without cause, or in the case of Mr. Blackie, if the executive terminated employment for good reason. The severance benefits equal an amount from 100% up to 150% of their current salary and 50% of their most recent bonus, plus continued medical benefits for twelve to eighteen months. If there is a change in control and the executive terminates employment within six months thereafter (or at any time thereafter for good reason) or is terminated by us without cause at any time thereafter, the severance benefit payable to the executive is 299% of his salary and highest annual bonus, the continued medical benefits are extended for eighteen months, and the executives are entitled to reimbursement for reasonable outplacement services. In connection with a change in control, Messrs. Blackie and Martin will be entitled to gross-up payments if they are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

We have also entered into change of control agreements with Messrs. Allison and Burns which provide for the immediate vesting of all their stock option and stock grant awards in the event of a change in control. Messrs. Allison and Burns will be entitled to gross-up payments if they are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

The employment and change of control agreements define a “Change in Control” as: (i) a change in the majority of the board of directors within a two year period unless such change was authorized by two-thirds of the directors in place before the change; (ii) a third party, including a group of third parties acting together, acquires 20% or more of our voting stock; and (iii) the completion of a merger or other business combination of us with another corporation and we do not survive or only survive as a subsidiary, or the sale of substantially all of our assets.

The following tables quantify compensation that would become payable under the employment agreements and other arrangements if the named executive’s employment had terminated on December 31, 2007, based on, where applicable, our closing stock price on that date. Due to the number of factors that affect the amount of any benefits provided upon the events discussed below, actual amounts paid or distributed may be different. If one of the named executives were to retire, die or become disabled, his unvested stock awards would become vested. Under the Long-term Incentive Plan, in the event of a change in control, all outstanding stock awards become fully vested.

Involuntary Termination Without Cause or Termination With Good Reason

Name and					Continuation of	Other
Principal Position	Salary		Bonus		Health Benefits(4)	Payments(5)

Gary W. Blackie Chief Executive Officer and President	$652,500	(1)	$375,000	(1)	$27,781	$20,000

Greg T. Martin Chief Operating Officer	$300,000	(2)	$125,000	(3)	$26,938	$20,000

(1)	Amount equal to 150% of annual base salary and fiscal year bonus.
(2)	Amount equal to 100% of annual base salary.
(3)	Amount equal to 50% of the fiscal year bonus.
(4)	Benefits amounts include the cost of continued medical and dental coverage to the executive, spouse and dependents at least equal to that had the executive not been terminated and assumes continued coverage for 12 to 18 months, per the separation agreements.
(5)	The costs actually incurred by each executive for outplacement services will vary. We believe that the amount shown in this column is a reasonable approximation of the potential costs of outplacement services.

Termination Following a Change in Control

			Continuation	Value of Unvested	Value of Option
Name and	Salary		of Health	Restricted Stock	Awards Unvested	Other	Excise Tax and
Principal Position	Continuation(1)	Bonus(2)	Benefits(3)	Awards(4)	and Accelerated(4)	Payments(5)	Gross-Up

M. Jay Allison Chairman of the Board	—	—	—	$3,970,000	$2,770,000	—	$514,294

Gary W. Blackie Chief Executive Officer and President	$1,300,650	$747,500	$27,781	$3,970,000	$2,770,000	$20,000	$1,266,148

Roland O. Burns Senior Vice President and Chief Financial Officer	—	—	—	$3,970,000	$2,770,000	—	$514,294

Greg T. Martin Chief Operating Officer	$897,000	$747,500	$40,407	$198,500	$1,349,250	$20,000	$756,808

(1)	Amount equal to 299% of annual base salary and fiscal year bonus.
(2)	Amount equal to 299% of highest bonus paid during employee’s tenure.
(3)	Benefits amounts include the cost of continued medical and dental coverage to the executive, spouse and dependents at least equal to that had the executive not been terminated and assumes continued coverage for 18 months.
(4)	The value of the restricted stock and stock options is based on our December 31, 2007 closing stock price of $19.85.
(5)	The costs actually incurred by each executive for outplacement services will vary. We believe that the amount shown in this column is a reasonable approximation of the potential costs of outplacement services.

Director Compensation

The following table sets forth the compensation of our non-employee directors for services during 2007. Our executive officers do not receive additional compensation for serving on the Board of Directors. The following table sets forth certain information regarding compensation earned during our latest fiscal year by each of our directors:

	Fees Earned or	Option
Name of Director	Paid in Cash	Awards(1)	Total

John L. Duvieilh	$35,000	$35,877	$70,877
D. Michael Harris	$40,000	$35,877	$75,877
David K. Lockett	$40,000	$35,877	$75,877
Cecil E. Martin	$50,000	$35,877	$85,877
David W. Sledge	$35,000	$35,877	$70,877

(1)	Amounts reported as compensation expense relate to stock option grants of 5,000 shares per director in 2006 with a grant date fair value of $7.92 per option share and 5,000 shares per director in 2007 with a grant date fair value of $6.33 per option share. Assumptions used to compute the grant date fair value of stock option awards appear in note 6 to our consolidated financial statements in our 2007 annual report filed on Form 10-K.

Our non-employee directors receive directors’ fees of $35,000 per year. In addition, the chairman of each committee receives an additional retainer as follows: audit — $15,000, compensation — $5,000 and corporate governance / nominating — $5,000. In addition, we reimburse our directors for expenses, including travel, they incur in connection with attending board or committee meetings.

Each director also receives an option to purchase 5,000 shares of our common stock when the director is initially elected or appointed to the Board of Directors and receives an option grant each year at the annual meeting to purchase an additional 5,000 shares of common stock. The following table sets forth certain information with respect to the value of grants of stock option awards to our directors during 2007.

		Number of	Stock Option Awards
		Securities	Exercise Price of	Grant Date Fair
		Underlying	Stock Option Awards	Value of Stock
Name of Director	Grant Date	Options (#)	($/Share)	Option Awards

John L. Duvieilh	May 22, 2007	5,000	$16.68	$31,642
D. Michael Harris	May 22, 2007	5,000	$16.68	$31,642
David K. Lockett	May 22, 2007	5,000	$16.68	$31,642
Cecil E. Martin	May 22, 2007	5,000	$16.68	$31,642
David W. Sledge	May 22, 2007	5,000	$16.68	$31,642

Compensation Committee Interlocks and Insider Participation

As of December 31, 2007, the following persons served on the compensation committee: David K. Lockett (Chairman) and David W. Sledge. None of the members of the compensation committee are, or have been, employees of the company or are employees of any entity for which an executive officer serves on the Board of Directors.

Compensation Committee Report

The compensation committee determines the objectives for Bois d’Arc’s executive compensation and benefit programs and discharges the responsibilities relating to the compensation of Bois d’Arc’s executive officers. The specific duties of the compensation committee are set forth in its charter, which was adopted by the Board of Directors.

The compensation committee has reviewed and discussed the CD&A contained on pages 6 through 12 of this Form 10-K/A statement with management, and based upon this review and discussion the committee recommended to the Board of Directors, and the Board approved, that the CD&A be included in this Form 10-K/A.

Submitted by the Compensation Committee of the Board of Directors.

David K. Lockett, Chairman
David W. Sledge

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth stockholder information as of April 29, 2008 for persons known to us to be large stockholders (5% or more), directors or executive officers. Ownership of our common stock is shown in terms of “beneficial ownership.” A person generally “beneficially owns” shares if he or she has either the right to vote those shares or dispose of them. More than one person may be considered to beneficially own the same shares. In this report, unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him or her. Shares shown as beneficially owned by our directors or executive officers include shares that they have the right to acquire by exercising options on or before June 28, 2008. The percentages shown in this report compare the person’s beneficially owned shares with the total number of shares of our common stock outstanding on April 29, 2008 (66,449,000 shares) plus the number of unissued shares as to which such person has the right to acquire voting or dispositive power on or before June 28, 2008.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number(2)		Percent

M. Jay Allison	800,100		1.2%
Chairman of the Board of Directors
Gary W. Blackie	5,383,670		8.1%
Chief Executive Officer, President and Director
Roland O. Burns	801,000		1.2%
Senior Vice President, Chief Financial Officer, Secretary and Director
John L. Duvieilh	64,980		*
Director
D. Michael Harris	42,376		*
Director
Wayne L. Laufer	7,468,724		11.2%
Director
David K. Lockett	19,600		*
Director
Cecil E. Martin	15,750		*
Director
Greg T. Martin	80,200		*
Chief Operating Officer
David W. Sledge	19,600		*
Director
All Executive Officers and Directors as a Group (10 Persons)	14,696,000		22.0%

Comstock Resources, Inc.	33,883,711	(3)	50.5%
5300 Town and Country Blvd., Suite 500, Frisco, Texas 75034

*	Indicates less than one percent.
(1)	Unless otherwise noted, the address of each beneficial owner is c/o Bois d’Arc Energy, Inc. 600 Travis Street, Suite 5200, Houston, Texas 77002.
(2)	Includes shares issuable pursuant to stock options which are presently exercisable or exercisable on or before June 19, 2008 in the following amounts: Mr. Allison — 300,000 shares; Mr. Blackie — 300,000 shares; Mr. Burns — 300,000 shares; Mr. Duvieilh — 15,000 shares; Mr. Harris — 15,000 shares; Mr. Laufer — 500,000 shares; Mr. Lockett — 15,000 shares; Mr. Cecil Martin — 15,000 shares; Mr. Greg Martin — 45,200 shares; Mr. Sledge — 15,000 shares; and all executive officers and directors — 1,520,200 shares.
(3)	Represents shares held on December 31, 2007, based on Schedule 13G filing dated January 31, 2008, inclusive of shares subject to voting agreements and irrevocable proxies executed by members of the Comstock Resources, Inc. board of directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Comstock directly owns approximately 49% of our outstanding common stock and has voting rights for approximately 50.5% of our common stock through voting agreements and irrevocable proxies executed by members of the Comstock board of directors. In 2007, we paid $60,000 to Comstock for financial, human resources and administration services provided pursuant to a service agreement we have entered into with Comstock.

An entity owned by the spouse of Wayne L. Laufer, our former Chief Executive Officer and a director, provided accounting services to our predecessor. In connection with our formation, this arrangement was terminated, which resulted in a termination fee of $1.2 million that was payable in monthly installments. In 2007 we paid $130,000 pursuant to this agreement. As of December 31, 2007, no amounts remain payable under this agreement.

The Company utilizes legal services provided by the law firm of Jones, Walker, Waechter, Poitevent, Carrère & Denègre, L.L.P. in which Mr. Duvieilh is a partner. Fees of $281,000 were paid during 2007 for such services.

The independent members of our Board of Directors approve any transaction that required disclosure under this subheading. While this policy is not in writing, it is evidenced by our practice of approving transactions in this manner.

Determinations of Director Independence

Under rules adopted by the NYSE, we must have a majority of independent directors. No board member qualifies as independent unless the Board of Directors affirmatively determines that the director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us). In evaluating each director’s independence, the Board of Directors considers all relevant facts and circumstances and relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest in us, our affiliates, or our executives. As a result of this review, the Board of Directors affirmatively determined that Messrs. Duvieilh, Harris, Lockett, Martin and Sledge are independent according to the NYSE’s rules.

When making its independence determination, the Board of Directors considered our relationship with Jones, Walker, Waechter, Poitevent, Carrère & Denègre, L.L.P., a law firm that is performing certain legal services for us, and in which Mr. Duvieilh is a partner. The Board of Directors determined that the extent of this relationship does not impair Mr. Duvieilh’s independent judgment, and that the relationship is not material.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have retained Ernst & Young LLP as our registered public accounting firm, as recommended by the audit committee and approved by the Board of Directors.

The table set forth below indicates the amounts billed by Ernst & Young LLP in 2006 and 2007 for services provided to us.

	2006	2007

Audit fees	$690,000	$645,000
Audit related fees(1)	94,243	15,000
Tax fees(2)	48,048	5,889
All other fees	—	—

Total	$832,291	$665,889

(1)	Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(2)	Tax fees include fees for tax compliance, tax advice and tax planning. The Audit Committee does not believe these services have impacted Ernst & Young LLP’s independence.

Audit Committee’s Pre-Approval Policy and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The audit committee requires the independent registered public accounting firm and management to report on the actual fees charged for each category of service at audit committee meetings throughout the year.

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval authority from the chairman of the audit committee, who must report on such approvals at the next scheduled audit committee meeting.

All fiscal year 2007 audit and non-audit services provided by the independent registered public accounting firm were pre-approved.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. The exhibits to this report required to be filed pursuant to Item 15 (b) are listed below.

Exhibit No.		Description

31	.1*	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d’ARC ENERGY, INC.

By: /s/ GARY W. BLACKIE
Gary W. Blackie
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M. JAY ALLISON M. Jay Allison	Chairman of the Board of Directors	April 29, 2008

/s/ GARY W. BLACKIE Gary W. Blackie	Chief Executive Officer, President and Director (Principal Executive Officer)	April 29, 2008

/s/ ROLAND O. BURNS Roland O. Burns	Senior Vice President, Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial and Accounting Officer)	April 29, 2008

/s/ JOHN L. DUVIEILH John L. Duvieilh	Director	April 29, 2008

/s/ D. MICHAEL HARRIS D. Michael Harris	Director	April 29, 2008

/s/ WAYNE L. LAUFER Wayne L. Laufer	Director	April 29, 2008

/s/ DAVID K. LOCKETT David K. Lockett	Director	April 29, 2008

/s/ CECIL E. MARTIN, JR. Cecil E. Martin, JR.	Director	April 29, 2008

/s/ DAVID W. SLEDGE David W. Sledge	Director	April 29, 2008