Form 10-Q
period 2008-03-31
Bois d Arc Energy, Inc.
filed 2008-05-09
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer, accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of the registrant's common stock, par value $.01, as of May 9, 2008 was 66,449,000.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended March 31, 2008

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets –
March 31, 2008 and December 31, 2007	4
Consolidated Statements of Operations –
Three Months Ended March 31, 2008 and 2007	5
Consolidated Statement of Stockholders' Equity –
Three Months ended March 31, 2008	6
Consolidated Statements of Cash Flows –
Three Months Ended March 31, 2008 and 2007	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	16

Item 4. Controls and Procedures	16

PART II. Other Information

Item 6. Exhibits	17

Awareness Letter of Ernst & Young, LLP
Section 302 Certification of the CEO
Section 302 Certification of the CFO
Certification of the CEO Pursuant to Section 906
Certification of the CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007

	(In thousands)
ASSETS

Cash and Cash Equivalents	$13,965	$18,841
Accounts Receivable:
Oil and gas sales	43,364	37,628
Joint interest operations	5,102	4,382
Prepaid Expenses	4,097	5,451
Total current assets	66,528	66,302
Property and Equipment:
Unevaluated properties	21,194	13,076
Proved properties	328,399	328,270
Wells and related equipment and facilities	1,053,295	1,003,655
Accumulated depreciation, depletion and amortization	(488,137)	(460,606)
Net oil and gas properties	914,751	884,395
Other Property and Equipment, net of accumulated depreciation of $2,041 and $1,889 as of March 31, 2008 and December 31, 2007, respectively	2,761	2,875
Other Assets	2,764	3,064
	$986,804	$956,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$—	$2,588
Accounts Payable	42,117	37,660
Income Taxes Payable	10,154	5,170
Accrued Expenses	681	1,959
Total current liabilities	52,952	47,377
Long-term Debt	56,000	80,000
Deferred Income Taxes Payable	191,191	181,667
Reserve for Future Abandonment Costs	45,608	45,094
Total liabilities	345,751	354,138
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 66,449,000 and 66,389,500 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	664	664
Additional paid-in capital	504,970	504,564
Retained earnings	135,419	97,270
Total stockholders' equity	641,053	602,498
	$986,804	$956,636

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands except per share amounts)

Oil and gas sales	$113,266	$76,182
Operating expenses:
Oil and gas operating	15,438	13,028
Exploration	6,417	10,735
Depreciation, depletion and amortization	28,368	28,515
General and administrative	3,175	3,452
Total operating expenses	53,398	55,730

Income from operations	59,868	20,452
Other income (expenses):
Interest income	83	105
Other income	135	92
Interest expense	(1,363)	(2,164)
Total other expenses	(1,145)	(1,967)

Income before income taxes	58,723	18,485
Provision for income taxes	(20,574)	(6,612)
Net income	$38,149	$11,873

Net income per share:
Basic	$0.58	$0.18
Diluted	$0.56	$0.18

Weighted average common and common stock equivalent shares outstanding:
Basic	65,782	65,128
Diluted	67,587	66,819

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock (Shares)	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Total

	(In thousands)

Balance at January 1, 2008	66,390	$664	$504,564	$97,270	$602,498
Exercise of stock options	202	2	1,271	—	1,273
Tax benefit of stock option exercises	—	—	768	—	768
Stock-based compensation	—	—	1,374	—	1,374
Repurchases of common stock	(143)	(2)	(3,007)	—	(3,009)
Net income	—	—	—	38,149	38,149

Balance at March 31, 2008	66,449	$664	$504,970	$135,419	$641,053

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,149	$11,873
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	10,292	5,070
Dry holes and leasehold impairments	428	7,852
Depreciation, depletion and amortization	28,368	28,515
Stock-based compensation	1,374	1,658
Excess tax benefit from stock-based compensation	(768)	—
Amortization of loan costs	127	78
Increase in accounts receivable	(6,456)	(411)
Increase in prepaid expenses	(1,234)	(2,154)
Increase (decrease) in accounts payable and accrued expenses	2,532	(21,024)
Net cash provided by operating activities	72,812	31,457

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,720)	(49,466)
Net cash used for investing activities	(52,720)	(49,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	22,000
Principal payments on debt	(24,000)	(2,000)
Repurchases of common stock	(3,009)	—
Debt issuance costs	—	(36)
Proceeds from issuance of stock	1,273	—
Excess tax benefit from stock-based compensation	768	—
Net cash provided by financing activities	(24,968)	19,964

Net increase (decrease) in cash and cash equivalents	(4,876)	1,955
Cash and cash equivalents, beginning of period	18,841	9,487
Cash and cash equivalents at end of period	$13,965	$11,442

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") as of March 31, 2008 and the related results of operations and cash flows of the Company for the three months ended March 31, 2008 and 2007, respectively.

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 are not necessarily an indication of the results expected for the full year.

Asset Retirement Obligations

Bois d'Arc Energy's primary asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the three months ended March 31, 2008 and 2007:

	Three Months
	Ended March 31,
	2008	2007
	($ in thousands)
Future abandonment liability – beginning of period	$45,094	$48,064
Accretion expense	685	750
New wells drilled	436	255
Liabilities settled	(607)	—
Future abandonment liability – end of period	$45,608	$49,069

General and Administrative Expense

General and administrative expense was reduced by operating fee income received of $1.4 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively.  The operating fee income is a reimbursement of the Company's general and administrative expense.  General and administrative expense includes fees paid to Comstock Resources, Inc. ("Comstock") of $15,000 for each of the three months ended March 31, 2008 and 2007, respectively, for accounting services under a services agreement.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Bois d'Arc Energy accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended March 31, 2008 and 2007, the Company recognized $1.4 million and $1.7 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants. The Company recognized $768,000 in excess tax benefits from stock-based compensation for the three months ended March 31, 2008 which have been included in cash flows from financing activities.  There were no excess tax benefits from stock-based compensation for the three months ended March 31, 2007.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  There were no grants of options to purchase shares or restricted stock during the three months ended March 31, 2008.

As of March 31, 2008, unrecognized compensation cost related to stock options of $6.2 million is expected to be recognized over a period of 4.7 years.  As of March 31, 2008, the Company had 650,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.80 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $2.8 million as of March 31, 2008 is expected to be recognized over a period of 1.3 years.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  There was no significant difference between the statutory federal tax rate of 35% and the effective tax rate for the three months ended March 31, 2008. The difference between the statutory federal rate of 35% and the effective tax rate of 36% for the three months ended March 31, 2007 is due primarily to permanent book tax differences, primarily nondeductible compensation expense.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Current	$10,282	$1,542
Deferred	10,292	5,070
Provision for Income Taxes	$20,574	$6,612

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or other convertible securities and diluted earnings per share is determined with the effect of outstanding stock options and other convertible securities that are potentially dilutive.  Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007, respectively, were determined as follows:

	Three Months Ended March 31,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$38,149	65,782	$0.58	$11,873	65,128	$0.18

Diluted Earnings Per Share:
Net Income	$38,149	65,782		$11,873	65,128
Effect of Dilutive Securities:
Stock Grants and Options	—	1,805		—	1,691

Net Income Available to Common Stockholders With Assumed Conversions	$38,149	67,587	$0.56	$11,873	66,819	$0.18

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands except per share data)
Weighted average anti-dilutive stock options	371	553
Weighted average exercise price	$16.56	$15.84

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS 157, "Fair Value Measurements" ("SFAS No. 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008. SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.  At January 1 and March 31, 2008, the Company had no financial assets and liabilities that were accounted for at fair value.  Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company's assets and liabilities.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At March 31, 2008 and December 31, 2007 the Company's cash investments consisted of overnight Eurodollar deposits with a bank.

The following is a summary of cash payments made for interest and income taxes:

	Three Months
	Ended March 31,
	2008	2007
	(In thousands)
Cash Payments -
Interest payments	$1,236	$2,102
Income tax payments	$5,298	$3,910

(2)  LONG-TERM DEBT –

The Company had $56.0 million outstanding at March 31, 2008 under its bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $350.0 million as of March 31, 2008, $294.0 million of which was available.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  The Company was in compliance with these covenants as of March 31, 2008.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(3)  COMMITMENTS AND CONTINGENCIES –

Contingencies

From time to time, Bois d'Arc Energy is involved in certain litigation that arises in the normal course of its operations.  The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations.  In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data.  The Company has total commitments of $5.5 million to acquire seismic data through December 2008.  As of March 31, 2008, the Company has commitments for contracted drilling services of $20.3 million through September 2008.

(4)  SUBSEQUENT EVENT –

    On April 30, 2008 the Company entered into an agreement and plan of merger with Stone Energy Corporation ("Stone").  Under the terms of the merger agreement, stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d'Arc Energy common stock.  The Boards of Directors of both companies approved the merger agreement, and each will recommend the transaction to its respective stockholders for approval. Completion of the transaction is subject to stockholder approval of the Company and Stone, regulatory approvals, and other customary conditions.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of March 31, 2008, and the related consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007, the consolidated statement of stockholders' equity for the three months ended March 31, 2008, and the consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bois d'Arc Energy, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2008 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," effective January 1, 2006.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
May 9, 2008

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risks and uncertainties that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Actual results may differ materially from those anticipated in our forward-looking statements due to many factors.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this report and in our annual report filed on Form 10-K for the year ended December 31, 2007.

Results of Operations

Our operating data for the three months ended March 31, 2008 and 2007 is summarized below:

	Three Months Ended March 31,
	2008	2007

	($ in thousands, except per unit amounts)
Revenues:
Oil and gas sales	$113,266	$76,182
Expenses:
Oil and gas operating(1)	$15,438	$13,028
Exploration	$6,417	$10,735
Depreciation, depletion and amortization	$28,368	$28,515
Net Production Data:
Oil (Mbbls)	427	368
Natural gas (Mmcf)	7,927	7,701
Natural gas equivalent (Mmcfe)	10,486	9,909
Average Sales Price:
Oil ($/Bbl)	$101.01	$58.33
Natural gas ($/Mcf)	$8.85	$7.10
Average equivalent price ($/Mcfe)	$10.80	$7.69
Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.47	$1.31
Depreciation, depletion and amortization(2)	$2.69	$2.86

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

Oil and gas sales.  Our oil and gas sales increased $37.1 million, or 49%, in the first quarter of 2008 to $113.3 million from $76.2 million in the first quarter of 2007.  The increase in sales was attributable to higher oil and natural gas prices and increased oil and natural gas production in the first quarter of 2008 as compared to 2007.  In the first quarter of 2008, our average realized natural gas price increased by 25% and our average realized oil price increased by 73% as compared with the prices we realized in the same period in 2007.  Crude oil production increased 16% and natural gas production increased by 3% as compared with our production in the first quarter of 2007.  The higher oil and natural gas production in the first quarter of 2008 was primarily attributable to wells drilled in 2007. We had 0.6 Bcfe of production deferred during the first quarter of 2008 due to two platforms being shut-in.  One platform returned to service in February 2008 and the other is expected to return to service in late May 2008.

Costs and Expenses -

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, were $15.4 million for the three months ended March 31, 2008, an increase of $2.4 million (18%) as compared to $13.0 million for the same period in 2007.  Our operating expenses per equivalent Mcf produced also increased $0.16, or 12%, to $1.47 for the first quarter of 2008 from $1.31 for the first quarter of 2007.  The increased lifting costs related to the higher production level and repair costs incurred during the first quarter of 2008.

Exploration expense.  We incurred $6.4 million in exploration expense in the first quarter of 2008, which primarily related to the acquisition of 3-D seismic data, as compared to $10.7 million that was incurred during the first three months of 2007 for the acquisition of 3-D seismic data and two dry holes drilled.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization ("DD&A") in the first quarter of 2008 was $28.4 million, a decrease of $0.1 million from DD&A in the first quarter of 2007 of $28.5 million.  The decrease in DD&A is attributable to a lower amortization rate.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive, were $3.2 million for the three months ended March 31, 2008, a decrease of $0.3 million (8%) from $3.5 million during the first quarter of 2007.  These costs have decreased primarily as a result of lower costs for stock-based compensation.  Included in general and administrative expenses is stock-based compensation of $1.4 million and $1.7 million for the three months ended March 31, 2008 and 2007, respectively.

Interest expense.  Interest expense for the three months ended March 31, 2008 of $1.4 million decreased $0.8 million from the first quarter of 2007.  The decrease is attributable to lower borrowings outstanding under our bank credit facility and lower interest rates.  The average borrowings under our bank credit facility during the first quarter of 2008 decreased to $69.4 million as compared to average borrowings of $111.3 million during the three months ended March 31, 2007.  The average rate on the outstanding borrowings was 5.1% for the first quarter of 2008 as compared to 6.8% for the first quarter of 2007.

Income taxes.  The provision for income taxes in the three months ended March 31, 2008 of $20.6 million increased $14.0 million (211%) from the provision for income taxes of $6.6 million for the three months ended March 31, 2007 due to higher income from operations in the first quarter of 2008 as compared to the same period in 2007.

Net income.  Our net income for the three months ended March 31, 2008 was $38.1 million or $0.56 per share on diluted shares of 67.6 million as compared to $11.9 million or $0.18 per share on diluted shares of 66.8 million for the three months ended March 31, 2007.

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference.

In September 2006, the Financial Accounting Standards Board ("the FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  Adoption of SFAS 157 had no impact on the carrying values of our assets and liabilities.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") which requires measurements based on fair value as determined under the provisions of SFAS 157 and is effective for financial statements issued for fiscal years beginning after December 15, 2008.  SFAS 141R establishes accounting and reporting standards for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination.  SFAS 141R will impact the accounting and disclosures for any business combinations we engage in after January 1, 2009.  However, the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after that date.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133" ("SFAS 161").  This standard applies to derivative instruments, nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133.  SFAS 161 does not change the accounting for derivatives and hedging activities, but requires enhanced disclosures concerning the effect on the financial statements from their use.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Currently, we do not have any instruments that would be impacted by this standard.

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings.  For the three months ended March 31, 2008 our primary source of funds was net cash flow from operating activities of $72.8 million, which increased $41.3 million (131%) from $31.5 million for the three months ended March 31, 2007.  This increase is primarily the result of higher oil and natural gas prices and increased production in the first quarter of 2008. Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development of our oil and gas properties and the repayment of our debt.  In the first quarter of 2008, we used cash flow from operating activities in excess of our capital expenditures to reduce our debt by $24.0 million and to repurchase shares of our common stock for $3.0 million.

For the three months ended March 31, 2008, we incurred capital expenditures of $58.4 million primarily for our exploration and development activities. Our capital expenditure activity, on an accrual basis, is summarized in the following table:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$8,618	$763
Development drilling	19,076	8,291
Exploratory drilling	17,229	30,037
Other development	13,392	23,662
	58,315	62,753
Other	36	143
	$58,351	$62,896

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments to acquire seismic data totaling $5.5 million through December 2008 and commitments for contracted drilling services of $20.3 million through September 2008.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  We have budgeted approximately $275.0 million for development and exploration projects in 2008.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2013.  We record a separate liability for the fair value of these asset retirement obligations which totaled $45.6 million as of March 31, 2008.

We have a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base was $350.0 million as of March 31, 2008, $294.0 million of which was available.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The credit facility matures on May 11, 2009.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Recent Events

    On April 30, 2008 we entered into an agreement and plan of merger with Stone Energy Corporation ("Stone").  Under the terms of the merger agreement, our stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of our common stock.  Both our Board of Directors and that of Stone have approved the merger agreement, and each will recommend the transaction to its respective stockholders for approval. Completion of the transaction is subject to stockholder approval of both our company and Stone, regulatory approvals, and other customary conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Oil and Natural Gas Prices.  Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production in the three months ended March 31, 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.4 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $7.9 million.  We have not entered into any hedging arrangements.

Interest Rates.  As of March 31, 2008, we had $56.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest.  Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  Any increases in these interest rates could have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at March 31, 2008, a 100 basis point change in interest rates would change our interest expense for the three month period ended March 31, 2008 by approximately $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our repurchases during the period indicated of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)

January 1, 2008 – January 31, 2008	0	N/A	N/A	$98,058,000
February 1, 2008 – February 29, 2008	0	N/A	N/A	$98,058,000
March 1, 2008 – March 31, 2008	142,300	$21.15	142,300	$95,049,000

(1)	This amount represents the weighted average price paid per share and includes a per share commission for all repurchases.
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

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1
Agreement and Plan of Merger dated as of April 30, 2008 by and among the Company, Stone Energy Corporation and Stone Energy Offshore, L.L.C. (filed as Exhibit 2.1 to our Current Report on Form 8-K dated April 30, 2008 (file no. 001-32494) and incorporated by reference herein).

15.1*	Awareness Letter of Ernst & Young LLP.

31.1*	Section 302 Certification of the Chief Executive Officer.

31.2*	Section 302 Certification of the Chief Financial Officer.

32.1†	Certification for the Chief Executive Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification for the Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOIS d'ARC ENERGY, INC.

Date: May 9, 2008	/s/GARY W. BLACKIE
Gary W. Blackie, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 9, 2008	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)