Form 10-Q
period 2008-06-30
Bois d Arc Energy, Inc.
filed 2008-08-08
CIK 1304069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the registrant's common stock, par value $.01, as of August 8, 2008 was 66,540,000.

BOIS d'ARC ENERGY, INC.

QUARTERLY REPORT

For The Quarter Ended June 30, 2008

INDEX

Page
PART I. Financial Information

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets –
June 30, 2008 and December 31, 2007	4
Consolidated Statements of Operations –
Three Months and Six Months Ended June 30, 2008 and 2007	5
Consolidated Statement of Stockholders' Equity –
Six Months ended June 30, 2008	6
Consolidated Statements of Cash Flows –
Six Months Ended June 30, 2008 and 2007	7
Notes to Consolidated Financial Statements	8
Independent Accountants' Review Report	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosure About Market Risk	18

Item 4. Controls and Procedures	18

PART II. Other Information

Item 6. Exhibits	19

Awareness Letter of Ernst & Young, LLP
Section 302 Certification of the Chief Executive Officer
Section 302 Certification of the Chief Financial Officer
Certification of the Chief Executive Officer Pursuant to Section 906
Certification of the Chief Financial Officer Pursuant to Section 906

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

BOIS d'ARC ENERGY, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

	(In thousands)
ASSETS

Cash and Cash Equivalents	$25,374	$18,841
Accounts Receivable:
Oil and gas sales	51,531	37,628
Joint interest operations	5,087	4,382
Prepaid Expenses	1,102	5,451
Total current assets	83,094	66,302
Property and Equipment:
Unevaluated oil and gas properties	26,421	13,076
Proved oil and gas properties	332,038	328,270
Wells and related equipment and facilities	1,076,412	1,003,655
Accumulated depreciation, depletion and amortization	(514,830)	(460,606)
Net oil and gas properties	920,041	884,395
Other Property and Equipment, net of accumulated depreciation of $2,191 and $1,889 as of June 30, 2008 and December 31, 2007, respectively	2,631	2,875
Other Assets	574	3,064
	$1,006,340	$956,636

LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term Debt	$18,000	$2,588
Accounts Payable	55,926	37,660
Income Taxes Payable	3,891	5,170
Accrued Expenses	1,154	1,959
Total current liabilities	78,971	47,377
Long-term Debt	—	80,000
Deferred Income Taxes Payable	198,034	181,667
Reserve for Future Abandonment Costs	46,112	45,094
Total liabilities	323,117	354,138
Commitments and Contingencies
Stockholders' Equity:
Common stock – $0.01 par, 100,000,000 shares authorized, 66,540,000 and 66,389,500 outstanding at June 30, 2008 and December 31, 2007, respectively	665	664
Additional paid-in capital	507,371	504,564
Retained earnings	175,187	97,270
Total stockholders' equity	683,223	602,498
	$1,006,340	$956,636

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Oil and gas sales	$147,990	$91,046	$261,256	$167,228
Operating expenses:
Oil and gas operating	20,241	12,556	35,679	25,584
Exploration	33,885	17,988	40,302	28,723
Depreciation, depletion and amortization	27,537	28,779	55,905	57,294
General and administrative, net	4,667	2,574	7,842	6,026
Total operating expenses	86,330	61,897	139,728	117,627

Income from operations	61,660	29,149	121,528	49,601
Other income (expenses):
Interest income	75	138	158	243
Other income	115	182	250	274
Interest expense	(935)	(2,431)	(2,298)	(4,595)
Total other expenses	(745)	(2,111)	(1,890)	(4,078)

Income before income taxes	60,915	27,038	119,638	45,523
Provision for income taxes	(21,147)	(9,607)	(41,721)	(16,219)
Net income	$39,768	$17,431	$77,917	$29,304

Net income per share:
Basic	$0.60	$0.27	$1.18	$0.45
Diluted	$0.59	$0.26	$1.15	$0.44

Weighted average common and common stock equivalent shares outstanding:
Basic	65,825	65,151	65,805	65,139
Diluted	67,762	67,091	67,675	66,955

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock (Shares)	Common Stock – Par Value	Additional Paid-in Capital	Retained Earnings	Total
	(In thousands)
Balance at January 1, 2008	66,390	$664	$504,564	$97,270	$602,498
Exercise of stock options	292	3	1,877	—	1,880
Stock-based compensation	—	—	2,750	—	2,750
Excess tax benefit from stock-based compensation	—	—	1,188	—	1,188
Repurchase of common stock	(142)	(2)	(3,008)	—	(3,010)
Net income	—	—	—	77,917	77,917
Balance at June 30, 2008	66,540	$665	$507,371	$175,187	$683,223

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,917	$29,304
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	17,534	12,323
Dry holes and leasehold impairments	33,322	25,527
Depreciation, depletion and amortization	55,905	57,294
Stock-based compensation	2,750	3,370
Excess tax benefit from stock-based compensation	(1,188)	(49)
Amortization of loan costs	260	158
Increase in accounts receivable	(14,608)	(4,566)
Decrease (increase) in prepaid expenses	1,761	(2,621)
Increase (decrease) in accounts payable and accrued expenses	11,835	(10,305)
Net cash provided by operating activities	185,488	110,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(117,013)	(123,476)
Net cash used for investing activities	(117,013)	(123,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	32,000
Principal payments on debt	(62,000)	(7,000)
Repurchase of common stock	(3,010)	—
Excess tax benefit from stock-based compensation	1,188	49
Proceeds from issuance of common stock	1,880	309
Debt issuance costs	—	(89)
Net cash provided by (used for) financing activities	(61,942)	25,269

Net increase in cash and cash equivalents	6,533	12,228
Cash and cash equivalents, beginning of period	18,841	9,487
Cash and cash equivalents at end of period	$25,374	$21,715

The accompanying notes are an integral part of these statements.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008
(Unaudited)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES –

Basis of Presentation

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of Bois d'Arc Energy, Inc. ("Bois d'Arc Energy" or the "Company") as of June 30, 2008 and the related results of operations and cash flows of the Company for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.

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

The results of operations for the three months and six months ended June 30, 2008 are not necessarily an indication of the results expected for the full year.

Asset Retirement Obligations

Bois d'Arc Energy's asset retirement obligations relate to future plugging and abandonment expenses on its oil and gas properties and related facilities disposal. The following table summarizes the changes in the total estimated liability for asset retirement obligations during the six months ended June 30, 2008 and 2007:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Future abandonment liability – beginning of period	$45,094	$48,064
Accretion expense	1,379	1,513
New wells drilled	611	554
Liabilities settled	(972)	—
Future abandonment liability – end of period	$46,112	$50,131

General and Administrative Expense

General and administrative expense was reduced by operating fee income received of $1.4 million for each of the three months ended June 30, 2008 and 2007, respectively.  Operating fee income received, which reduced general and administrative expenses, was $2.7 million for each of the six months ended June 30, 2008 and 2007, respectively.  The operating fee income is a reimbursement of the Company's general and administrative expense.  General and administrative expense includes fees paid to Comstock Resources, Inc. ("Comstock") for accounting services under a services agreement of $15,000 for each of the three months ended June 30, 2008 and 2007, respectively, and $30,000 for each of the six months ended June 30, 2008 and 2007, respectively.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Stock-Based Compensation

Bois d'Arc Energy accounts for employee stock-based compensation under the fair value method.  Compensation cost is measured at the grant date based on the fair value of the award and is recognized over the award vesting period.  During the three months ended June 30, 2008 and 2007, the Company recognized $1.4 million and $1.7 million, respectively, in stock-based compensation expense within general and administrative expenses related to stock option and restricted stock grants.  The Company recognized stock-based compensation expense of $2.8 million and $3.4 million during the six months ended June 30, 2008 and 2007, respectively.  The excess income tax benefit realized from the deductions associated with stock-based compensation for the six months ended June 30, 2008 was $1.2 million.

The fair value of stock option grants is estimated on the date of the grant using a Black-Scholes option pricing model.  Some of the inputs to the option valuation model are subjective, including assumptions regarding expected stock price volatility.  Options to purchase 30,000 shares at a weighted average exercise price of $23.36 per share were granted during the three and six months ended June 30, 2008.  Assumptions used to value these stock options included expected volatility of 39%, expected lives of 7.9 years, a risk free interest rate of 3.6% and a dividend yield of zero.  The fair value of the options awarded was determined to be $11.60 per option share.  As of June 30, 2008, unrecognized compensation cost related to stock options of $5.7 million is expected to be recognized over a period of 4.8 years.  Options outstanding at June 30, 2008 totaled 3,159,200, 1,631,200 of which were exercisable.

As of June 30, 2008, the Company had 650,000 shares of unvested restricted stock outstanding at a weighted average grant date fair value of $6.80 per share.  Total unrecognized compensation cost related to unvested restricted stock grants of $2.3 million as of June 30, 2008 is expected to be recognized over a period of one year.

Income Taxes

Deferred income taxes are provided to reflect the future tax consequences or benefits of differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using enacted tax rates.  The difference between the statutory federal tax rate of 35% and the effective tax rate for the three and six months ended June 30, 2008 was primarily due to the domestic manufacturing deduction.  The difference between the statutory federal rate of 35% and the effective tax rate of 36% for the three and six months ended June 30, 2007 is due primarily to permanent book tax differences, primarily nondeductible compensation expense.

The following is an analysis of the Company's consolidated income tax expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Current Provision	$13,905	$2,354	$24,187	$3,896
Deferred Provision	7,242	7,253	17,534	12,323
Provision for Income Taxes	$21,147	$9,607	$41,721	$16,219

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Earnings Per Share

Basic earnings per share is determined without the effect of any outstanding potentially dilutive stock options or unvested restricted stock and diluted earnings per share is determined with the effect of outstanding stock options and unvested restricted stock that are potentially dilutive.  Basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007, respectively, were determined as follows:

	Three Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$39,768	65,825	$0.60	$17,431	65,151	$0.27

Diluted Earnings Per Share:
Net Income	$39,768	65,825		$17,431	65,151
Effect of Dilutive Securities:
Stock Grants and Options	—	1,937		—	1,940

Net Income Available to Common Stockholders With Assumed Conversions	$39,768	67,762	$0.59	$17,431	67,091	$0.26

	Six Months Ended June 30,
	2008			2007
			Per			Per
	Income	Shares	Share	Income	Shares	Share
	(In thousands, except per share amounts)
Basic Earnings Per Share:
Net Income	$77,917	65,805	$1.18	$29,304	65,139	$0.45

Diluted Earnings Per Share:
Net Income	$77,917	65,805		$29,304	65,139
Effect of Dilutive Securities:
Stock Grants and Options	—	1,870		—	1,816

Net Income Available to Common Stockholders With Assumed Conversions	$77,917	67,675	$1.15	$29,304	66,955	$0.44

Stock options to purchase common stock at exercise prices in excess of the average actual stock price for the period that were anti-dilutive and that were excluded from the determination of diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share data)
Weighted average anti-dilutive stock options	29	323	15	559
Weighted average exercise price	$23.36	$16.56	$23.36	$16.03

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued SFAS 157, "Fair Value Measurements" ("SFAS No. 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  The Company adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a three-level hierarchy for disclosure to show the extent and level of judgment used to estimate fair value measurements.  At January 1 and June 30, 2008, the Company had no financial assets and liabilities that were accounted for at fair value.  Accordingly, adoption of SFAS 157 had no impact on the carrying amounts of the Company's assets and liabilities.

Supplementary Information With Respect to the Consolidated Statements of Cash Flows

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The following is a summary of cash payments made for interest and income taxes:

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash Payments -
Interest payments	$2,039	$4,443
Income tax payments	$25,444	$6,973

(3)  SHORT-TERM DEBT –

The Company had $18.0 million outstanding at June 30, 2008 under its bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of the Company's oil and natural gas properties.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The borrowing base was $350.0 million as of June 30, 2008.  Total availability under the credit facility as of June 30, 2008 was $332.0 million.  The credit facility matures on May 11, 2009, and accordingly the balance outstanding at June 30, 2008 has been classified as a current liability.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.

A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.  Indebtedness under the credit facility is secured by substantially all of the Company's and its subsidiaries' assets, and all of the Company's subsidiaries are guarantors of the indebtedness.  The credit facility contains covenants that restrict the payment of cash dividends in excess of $5.0 million, borrowings, sales of assets, loans to others, capital expenditures, investments, merger activity, hedging contracts, liens and certain other transactions without the prior consent of the lenders and requires the Company to maintain a ratio of current assets, including the availability under the bank credit facility, to current liabilities of at least one-to-one and a ratio of indebtedness to earnings before interest, taxes, depreciation, depletion, and amortization, exploration and impairment expense of no more than 2.5-to-one.  The Company was in compliance with these covenants as of June 30, 2008.

BOIS d'ARC ENERGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(4)  COMMITMENTS AND CONTINGENCIES –

From time to time, Bois d'Arc Energy is involved in certain litigation that arises in the normal course of its operations.  The Company does not believe the resolution of these matters will have a material effect on the Company's financial position or results of operations.

In connection with its exploration and development activities, the Company contracts for drilling rigs and for the acquisition of seismic data.  The Company has total commitments of $5.5 million to acquire seismic data through December 2008 and commitments for contracted drilling services of $17.2 million through December 2008.

(5)  PROPOSED MERGER WITH STONE ENERGY CORPORATION –

On April 30, 2008 the Company entered into an agreement and plan of merger with Stone Energy Corporation ("Stone").  Under the terms of the merger agreement, stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of Bois d'Arc Energy common stock.  The Boards of Directors of both companies approved the merger agreement, and each has recommended the transaction to its respective stockholders for approval.  Completion of the transaction is subject to stockholder approval at special meetings of the respective stockholders scheduled for August 27, 2008.

The financial results for the three and six months ended June 30, 2008 include $1.9 million of costs related to the pending merger with Stone which are included in general and administrative expenses.

A putative class action lawsuit entitled Packard v. Allison, et al. has been filed in the District Court of Clark County, Nevada against the Company, its directors and certain of its officers, as well as Comstock and Stone.  This lawsuit among other things seeks to enjoin the proposed merger and seeks an award of monetary damages.  The Company intends to defend the lawsuit vigorously; however, the outcome cannot be predicted.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

We have reviewed the consolidated balance sheet of Bois d'Arc Energy, Inc. (a Nevada corporation) and subsidiaries (the Company) as of June 30, 2008, and the related consolidated statements of operations for the three month and six month periods ended June 30, 2008 and 2007, the consolidated statement of stockholders' equity for the six months ended June 30, 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Bois d'Arc Energy, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended not presented herein, and in our report dated February 28, 2008 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share Based Payment," effective January 1, 2007.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Dallas, Texas
August 8, 2008

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

Results of Operations

Our operating data for the three months and six months ended June 30, 2008 and 2007 is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	($ in thousands, except per unit amounts)
Net Production Data:
Oil (Mbbls)	497	417	924	785
Natural gas (Mmcf)	7,467	8,194	15,394	15,895
Natural gas equivalent (Mmcfe)	10,451	10,696	20,937	20,605

Revenues:
Oil sales	$61,974	$27,638	$105,065	$49,106
Gas sales	86,016	63,408	156,191	118,122
Total oil and gas sales	$147,990	$91,046	$261,256	$167,228

Expenses:
Oil and gas operating(1)	$20,241	$12,556	$35,679	$25,584
Exploration	$33,885	$17,988	$40,302	$28,723
Depreciation, depletion and amortization	$27,537	$28,779	$55,905	$57,294

Average Sales Price:
Oil ($/Bbl)	$124.62	$66.28	$113.72	$62.55
Natural gas ($/Mcf)	$11.52	$7.74	$10.15	$7.43
Average equivalent price ($/Mcfe)	$14.16	$8.51	$12.48	$8.12

Expenses ($ per Mcfe):
Oil and gas operating(1)	$1.94	$1.17	$1.70	$1.24
Depreciation, depletion and amortization(2)	$2.62	$2.68	$2.66	$2.77

(1)	Includes lease operating costs and production and ad valorem taxes.
(2)	Represents depreciation, depletion and amortization of oil and gas properties only.

Revenues -

Oil and gas sales.  Our oil and gas sales increased $57.0 million, or 63%, in the second quarter of 2008 to $148.0 million from $91.0 million in the second quarter of 2007.  The increase in sales was attributable primarily to significantly improved crude oil and natural gas prices in the second quarter of 2008 as compared to the same period in 2007.  Our average realized oil price increased by 88% and our average realized natural gas price increased by 49% in the second quarter of 2008 as compared with the prices we realized in the same period in 2007.  Our production during the second quarter of 2008 of 10.5 Bcfe was comparable to our production of 10.7 Bcfe in the second quarter of 2007.

For the first six months of 2008, our oil and gas sales increased $94.1 million (56%) to $261.3 million from $167.2 million for the six months ended June 30, 2007.  The increase is primarily attributable to a 82% increase in our average oil price and the 37% increase in our average gas price in the first six months of 2008 as compared to the first six months of 2007.  Our production during the first six months of 2008 of 20.9 Bcfe was comparable to our production during the same period last year of 20.6 Bcfe.

Costs and Expenses -

Oil and gas operating expenses.  Our oil and gas operating expenses, including production taxes, were $20.2 million for the three months ended June 30, 2008, an increase of $7.6 million (61%) as compared to $12.6 million for the same period in 2007.  Our operating expenses per equivalent Mcf produced increased $0.77, or 66%, to $1.94 for the second quarter of 2008 from $1.17 for the second quarter of 2007.  Oil and gas operating costs for the six months ended June 30, 2008 increased $10.1 million (40%) to $35.7 million from $25.6 million for the six months ended June 30, 2007.  Oil and gas operating expenses per equivalent Mcf produced increased $0.46 to $1.70 for the six months ended June 30, 2008 from $1.24 for the same period in 2007.  The increase in operating expenses in 2008 is primarily related to higher transportation and fuel costs, and increased cost of insurance.

Exploration expense.  We incurred $33.9 million in exploration expense in the second quarter of 2008 which primarily related to two dry holes drilled and the acquisition of seismic data as compared to $18.0 million that was incurred during the second quarter of 2007 related to three unsuccessful exploratory wells and the acquisition of 3-D seismic data.  For the six months ended June 30, 2008, our exploration expense was $40.3 million as compared to $28.7 million in the same period in 2007.  The 2008 provision related to two exploratory dry holes drilled and the acquisition of seismic data.  The 2007 provision related to five dry holes drilled and the acquisition of seismic data.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization ("DD&A") in the second quarter of 2008 was $27.5 million, a decrease of $1.3 million (4%) from DD&A in the second quarter of 2007 of $28.8 million.  The decrease in DD&A in the second quarter of 2008 related to a lower amortization rate and the decrease in production. DD&A per equivalent Mcf produced for the quarter ended June 30, 2008 was $2.62 as compared to $2.68 in the second quarter of 2007.  For the six months ended June 30, 2008, our DD&A decreased $1.4 million (2%) to $55.9 million from $57.3 million for the six months ended June 30, 2007.  The decrease is primarily due to our lower average amortization rate.  DD&A per equivalent Mcf produced for the six months ended June 30, 2008 was $2.66 as compared to $2.77 in the first six months of 2007.

General and administrative expenses.  Our general and administrative expenses, which are reported net of operating fees that we receive, of $4.7 million for the three months ended June 30, 2008, increased $2.1 million or 81% as compared to $2.6 million of general and administrative expenses in the second quarter of 2007.  Included in general and administrative expenses are stock-based compensation of $1.4 million and $1.7 million for the three months ended June 30, 2008 and 2007, respectively.  For the six months ended June 30, 2008, general and administrative expenses of $7.8 million increased $1.8 million or 30% above the $6.0 million of general and administrative expenses for the six months ended June 30, 2007.  General and administrative expenses include stock-based compensation of $2.8 million and $3.4 million for the six months ended June 30, 2008 and 2007, respectively.  The increase in general and administrative costs in 2008 primarily reflects $1.9 million of costs included in general and administrative expenses related to the proposed merger with Stone Energy.

Interest expense.  Interest expense for the second quarter of 2008 of $0.9 million decreased $1.5 million from interest expense of $2.4 million in the second quarter of 2007.  The decrease is attributable to lower borrowings outstanding under our bank credit facility and lower interest rates.  The average borrowings under our bank credit facility during the second quarter of 2008 decreased to $48.0 million as compared to average borrowings of $126.6 million during the three months ended June 30, 2007.  The average rate on the outstanding borrowings of 3.9% for the second quarter of 2008 decreased from the average rate of 6.8% for the second quarter of 2007.  Interest expense for the six months ended June 30, 2008 decreased $2.3 million (50%) to $2.3 million as compared to $4.6 million for the six months ended June 30, 2007.  The decrease is attributable to lower borrowings outstanding and lower interest rates.  The average borrowings during the six months ended June 30, 2008 were $59.0 million as compared to $119.0 million during the six months ended June 30, 2007.  Our average interest rate decreased to 4.6% for the first six months of 2008 from 6.8% in the same period in 2007.

Income taxes.  The provision for income taxes in the three months ended June 30, 2008 of $21.1 million increased $11.5 million (120%) from the provision for income taxes of $9.6 million for the three months ended June 30, 2007 due to higher income in the second quarter of 2008 as compared to the same period in 2007.  The provision for income taxes in the six months ended June 30, 2008 of $41.7 million increased $25.5 million (157%) from the provision for income taxes of $16.2 million for the six months ended June 30, 2007 due to higher income in the first six months of 2008 as compared to the same period in 2007.

Net income.  Our net income for the three months ended June 30, 2008 was $39.8 million or $0.59 per share on diluted shares of 67.8 million as compared to $17.4 million or $0.26 per share on diluted shares of 67.1 million for the three months ended June 30, 2007.  Net income for the six months ended June 30, 2008 was $77.9 million, as compared to $29.3 million for the six months ended June 30, 2007.  Net income was $1.15 per diluted common share for the six months ended June 30, 2008 as compared to $0.44 per diluted common share for the six months ended June 30, 2007.  The higher net income in 2008 is attributable to our higher oil and gas sales which were offset in part by increases in operating and exploration expenses.

Critical Accounting Policies

The information included in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies" in our annual report filed on Form 10-K for the year ended December 31, 2007 is incorporated herein by reference.

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157").  This statement establishes a framework for fair value measurements in the financial statements by providing a single definition of fair value, provides guidance on the methods used to estimate fair value and increases disclosures about estimates of fair value.  We adopted SFAS 157 and its related amendments for financial assets and liabilities effective as of January 1, 2008.  Adoption of SFAS 157 had no impact on the carrying values of our assets and liabilities.  SFAS 157 will be effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008.

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

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities."  Under the provisions of this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered "participating securities" for purposes of calculating earnings per share.  As a result, these participating securities will be included in the weighted average number of shares outstanding used to determine basic earnings per share.  This FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented in financial reports after the effective date shall be adjusted retrospectively to conform with the provisions of this FSP.  Early application is not permitted.  Currently, we do not anticipate that adoption of the FSP will have a significant impact on our previously reported basic earnings per share amounts.

Liquidity and Capital Resources

Funding for our activities has historically been provided by net cash flow from operating activities or from borrowings.  For the six months ended June 30, 2008 our primary source of funds was net cash flow from operating activities of $185.5 million.  Our net cash flow from operating activities increased $75.1 million (68%) in the first six months of 2008 to $185.5 million from $110.4 million for the six months ended June 30, 2007.  This increase is primarily the result of higher revenues resulting primarily from higher oil and natural gas prices in the first six months of 2008.

Our need for capital, in addition to funding our ongoing operations, primarily relates to our exploration for oil and natural gas reserves, the development of our oil and gas properties and the repayment of our debt.  For the six months ended June 30, 2008, we incurred capital expenditures of $121.3 million primarily for our exploration and development activities.

Our capital expenditure activity, on an accrual basis, is summarized in the following table:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Oil and gas exploration and development:
Leasehold costs	$15,773	$350
Development drilling	17,109	22,360
Exploratory drilling	57,170	65,379
Production facilities	19,154	17,692
Other development	12,117	16,383
	121,323	122,164
Other	58	82
	$121,381	$122,246

The timing of most of our capital expenditures is discretionary because we have no material long-term capital expenditure commitments except for commitments to acquire seismic data totaling $5.5 million through December 2008 and commitments for contracted drilling services of $17.2 million through December 2008.  Consequently, we have a significant degree of flexibility to adjust the level of our capital expenditures as circumstances warrant.  We have obligations to incur future payments for dismantlement, abandonment and restoration costs of oil and gas properties.  These payments are currently estimated to be incurred primarily after 2011.  We record a separate liability for the fair value of these asset retirement obligations which totaled $46.1 million and $50.1 million as of June 30, 2008 and 2007, respectively.

We have a bank credit facility with The Bank of Nova Scotia and several other banks.  Borrowings under the credit facility are limited to a borrowing base that is re-determined semi-annually based on the banks' estimates of the future net cash flows of our oil and natural gas properties.  The borrowing base was $350.0 million as of June 30, 2008, $332.0 million of which was available.  The determination of the borrowing base is at the sole discretion of the administrative agent and the bank group.  The credit facility matures on May 11, 2009, and accordingly the $18.0 million balance outstanding at June 30, 2008 has been classified as a current liability.  Borrowings under the credit facility bear interest at the Company's option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  A commitment fee ranging from 0.375% to 0.50% (depending upon the ratio of the amounts outstanding to the borrowing base) is payable on the unused borrowing base.

Other Matters

On April 30, 2008 we entered into an agreement and plan of merger with Stone Energy Corporation ("Stone").  Under the terms of the merger agreement, our stockholders will receive $13.65 in cash and 0.165 shares of Stone common stock for each share of our common stock.  Both our Board of Directors and that of Stone have approved the merger agreement, and has recommended the transaction to its respective stockholders for approval. Completion of the transaction is subject to stockholder approval of both our company and Stone at meetings of the respective stockholders scheduled for August 27, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

Oil and Natural Gas Prices.  Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas.  These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control.  Factors influencing oil and natural gas prices include the level of global demand for crude oil, the foreign supply of oil and natural gas, the establishment of and compliance with production quotas by oil exporting countries, weather conditions which determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions.  It is impossible to predict future oil and natural gas prices with any degree of certainty.  Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically.  Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse affect on our ability to obtain capital for our exploration and development activities.  Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.  Based on our oil and natural gas production in the six months ended June 30, 2008, a $1.00 change in the price per barrel of oil would have resulted in a change in our cash flow for such period by approximately $0.9 million and a $1.00 change in the price per Mcf of natural gas would have changed our cash flow by approximately $15.3 million.  We have not entered into any hedging arrangements.

Interest Rates.  As of June 30, 2008, we had $18.0 million outstanding under our bank credit facility, which was subject to floating market rates of interest.  Borrowings under our credit facility bear interest at our option at either (1) LIBOR plus a margin that varies from 1.25% to 2.0% depending upon the ratio of the amounts outstanding to the borrowing base or (2) the base rate (which is the higher of the prime rate or the federal funds rate) plus a margin that varies from 0% to 0.75% depending upon the ratio of the amounts outstanding to the borrowing base.  Any increases in these interest rates could have an adverse impact on our results of operations and cash flow.  Based on borrowings outstanding at June 30, 2008, a 100 basis point change in interest rates would change our interest expense for the six month period ended June 30, 2008 by approximately $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

BOIS d'ARC ENERGY, INC.

Date: August 8, 2008	/s/GARY W. BLACKIE
Gary W. Blackie, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	/s/ROLAND O. BURNS
Roland O. Burns, Senior Vice President,
Chief Financial Officer, Secretary, and Treasurer
(Principal Financial and Accounting Officer)